Form 10-Q
period 1996-09-30
METRO NETWORKS INC
filed 1996-11-13
CIK 1016718

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

(MARK ONE)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTMEBER 30, 1996


                                       OR


     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                         COMMISSION FILE NUMBER: 0-21575
                                                 -------

                                METRO NETWORKS, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

           DELAWARE                           76-0505148
           --------                           ----------
(State or other jurisdiction                (IRS Employer
     of incorporation                   Identification Number)

                               2800 POST OAK BLVD.
                                   SUITE 4000
                              HOUSTON, TEXAS  77056
                   -------------------------------------------
                             (Address of Registrant)
                                  713-407-6000
                        --------------------------------
                           (Registrant's phone number)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS. YES    NO X
                     ---   ---

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF OCTOBER 22, 1996: 16,550,357

                              METRO NETWORKS, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   COMBINED FINANCIAL STATEMENTS (UNAUDITED)

          COMBINED BALANCE SHEETS AT DECEMBER 31, 1995 AND                    3
          SEPTEMBER 30, 1996

          COMBINED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS              5
          ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

          COMBINED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS               6
          ENDED SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996

          COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY/PARTNERS' CAPITAL
          FOR THE YEAR ENDED DECEMBER 31, 1995 AND THE NINE MONTH PERIOD
          ENDED SEPTEMBER 30, 1996                                            7

          COMBINED STATEMENTS OF CASH FLOW FOR THE NINE MONTHS ENDED
          SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1996                           8

          NOTES TO COMBINED FINANCIAL STATEMENTS                             10

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          15

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   22

SIGNATURES                                                                   23

INDEX TO EXHIBITS

             METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
                METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

                            COMBINED BALANCE SHEEETS

                                                                               SEPTEMBER 30,
          ASSETS                                            DECEMBER 31,            1996
                                                                1995            (UNAUDITED)
                                                           -------------       -------------
Current assets:
  Cash and cash equivalent                                  $  3,049,946        $  4,832,334
  Accounts receivable, net                                    12,662,716          20,805,265
  Prepaid expenses and other current assets                      357,473             899,030
  Reciprocal receivables, net                                  4,561,786           6,994,739
  Merchandise and scrip inventory                                399,606             554,546
  Reciprocal prepaid expenses and other current
   assets                                                        679,199             822,420
                                                           -------------       -------------
     Total current assets                                     21,710,726          34,908,334
                                                           -------------       -------------

Receivables from related parties                               1,075,030           2,419,409

Property and equipment:
  Operating equipment                                          7,887,769          11,791,179
  Transportation equipment                                       709,323             818,567
  Leasehold improvements                                         615,380             987,119
                                                           -------------       -------------
                                                               9,212,472          13,596,865
  Less: accumulated depreciation                               4,234,972           5,521,967
                                                           -------------       -------------
                                                               4,977,500           8,074,898
Purchased broadcast contracts and other intangibles,
  net of accumulated amortization of $5,142,315 in
  1996 and $4,103,863 in 1995                                 13,749,644          15,363,888
Other assets                                                     923,714           1,591,673
                                                           -------------       -------------

                                                           $  42,436,614       $  62,358,202
                                                           -------------       -------------
                                                           -------------       -------------


         See accompanying notes to combined financial statements.

               METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
                 METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

                         COMBINED BALANCE SHEETS CONTINUED

                                                                 SEPTEMBER 30,
            LIABILITIES                            DECEMBER 31,       1996
                                                      1995         (UNAUDITED)
                                                   -----------   -------------

Current liabilities:
  Disbursement float                                $ 1,800,433     $ 2,558,727
  Accounts payable                                    1,808,274       2,037,946
  Accrued liabilities                                 1,707,085       4,327,211
  Accrued payroll liabilities                           996,695       1,454,374
  Notes payable                                          84,280         492,939
  Current portion of long-term debt                     662,257       6,736,935
  Deferred revenues                                     727,947       1,584,615
  Income tax payable                                    302,000         833,176
  Accrued reciprocal liabilities                      2,316,975       2,966,266
  Reciprocal and airtime obligations                  3,404,296       2,946,421
                                                    -----------     -----------
      Total current liabilities                      13,810,242      25,938,610
                                                    -----------     -----------

Long-term debt                                       21,877,156      23,531,350
Deferred income tax                                   2,083,842       2,757,926
Other liabilities                                       187,146         201,172
                                                    ------------     -----------
      Total liabilities                              37,958,386      52,429,058
                                                    -----------     -----------

     STOCKHOLDER'S EQUITY/PARTNERS' CAPITAL

Common stock                                              3,015           3,015
Additional paid-in capital                            4,023,811       4,023,811
Partners' capital                                       650,908         592,111
Retained earnings (deficit)                            (199,506)      5,310,207
                                                    -----------     -----------
      Total stockholder's equity/partners' capital    4,478,228       9,929,144
                                                    -----------     -----------

                                                    $42,436,614     $62,358,202
                                                    -----------     -----------
                                                    -----------     -----------



      See accompanying notes to combined financial statements.

               METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
                 METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

                           COMBINED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                            (UNAUDITED)
                                                    --------------------------
                                                        1995          1996
                                                        ----          ----

Advertising revenues                                 $19,831,748   $29,000,205
Broadcasting costs                                    11,067,232    13,246,241
Marketing expense                                      3,531,539     4,910,570
General and administrative expense                     1,764,592     2,608,786
Depreciation and amortization                          1,098,753     1,667,647
                                                     -----------   -----------

Total operating costs                                 17,462,116    22,433,244
                                                     -----------   -----------

Income from operations                                 2,369,632     6,566,961
                                                     -----------   -----------

Other (income) expense:
    Interest income                                      (14,953)      (65,234)
    Interest expense                                     362,485       793,361
    Other                                                 (6,190)      (14,349)
                                                     -----------   -----------
                                                         341,342       713,778
                                                     -----------   -----------

Income before income tax                               2,028,290     5,853,183
Income tax expense                                        97,840       488,303
                                                     -----------   -----------

Net income                                           $ 1,930,450   $ 5,364,880
                                                     -----------   -----------
                                                     -----------   -----------

Pro forma income data (unaudited):

    Income as reported before tax                    $ 2,028,290   $ 5,853,183
    Proforma federal and state income tax               (720,043)   (2,077,880)
                                                     -----------   -----------
    Proforma net income                              $ 1,308,247   $ 3,775,303
                                                     -----------   -----------
                                                     -----------   -----------

    Pro forma net income  per share                  $       .11   $       .32
                                                     -----------   -----------
                                                     -----------   -----------

    Weighted average shares outstanding               11,900,357    11,900,357

    Plus shares attributable to excess distributions        -             -
                                                     -----------   -----------

    Pro forma weighted average shares outstanding     11,900,357    11,900,357
                                                     -----------   -----------
                                                     -----------   -----------

           See accompanying notes to combined financial statements.

          METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
            METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

                 COMBINED STATEMENTS OF OPERATIONS

                                                  FOR THE NINE MONTHS
                                                  ENDED SEPTEMBER 30,
                                                       (UNAUDITED)
                                               ---------------------------
                                                  1995            1996
                                               -----------     -----------

Advertising revenues                           $50,454,765     $79,077,237

Broadcasting costs                              30,883,654      37,418,887
Marketing expense                               10,352,235      15,011,981
General and administrative expense               5,819,478       6,959,494
Depreciation and amortization                    2,792,833       4,603,729
                                               -----------     -----------

Total operating costs                           49,848,200      63,994,091
                                               -----------     -----------

Income from operations                             606,565      15,083,146
                                               -----------     -----------

Other (income) expense:
  Interest income                                 (140,512)       (118,968)
  Interest expense                                 783,003       1,727,256
  Other                                             26,705         (26,949)
                                               -----------     -----------

Income (loss) before income tax                    (62,631)     13,501,807
Income tax expense                                 326,927       1,061,158
                                               -----------     -----------

Net income (loss)                              $  (389,558)    $12,440,649
                                               -----------     -----------
                                               -----------     -----------

Pro forma income data (unaudited):

  Income (loss)
  as reported before tax                       $   (62,631)    $13,501,807
  Proforma federal and state income tax            (22,234)      4,793,142
                                               -----------     -----------
  Proforma net income (loss)                   $   (40,397)    $ 8,708,665
                                               -----------     -----------
                                               -----------     -----------

  Pro forma net income per share               $      -        $       .73
                                               -----------     -----------
                                               -----------     -----------

  Weighted average shares outstanding           11,900,357      11,900,357

  Plus shares attributable to
   excess distributions                            210,262          84,238
                                               -----------     -----------

  Pro forma weighted average
   shares outstanding                           12,110,619      11,984,595
                                               -----------     -----------
                                               -----------     -----------

          See accompanying notes to combined financial statements.

             METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
              METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

        COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY/PARTNERS' CAPITAL

                  For the year ended December 31, 1995 and
             for the nine month period ended September 30, 1996

                                              Additional                     Retained
                                 Common       paid - in      Partners'       earnings
                                 stock         capital        capital        (deficit)      Total
                                --------     ----------     ----------    ------------   ------------
Balance at December 31, 1994    $  3,015     $1,023,811     $1,235,484    $  7,138,876   $  9,401,186
Distribution                           -              -              -     (11,232,335)   (11,232,335)
Capital contributed                    -      3,000,000              -               -      3,000,000
Net income (loss)                      -              -       (584,576)      3,893,953      3,309,377
                                --------     ----------     ----------    ------------   ------------

Balance at December 31, 1995       3,015      4,023,811        650,908        (199,506)     4,478,228
Distribution - unaudited               -              -              -      (6,989,733)    (6,989,733)
Net income (loss) - unaudited          -              -        (58,797)     12,499,446     12,440,649
                                --------     ----------     ----------    ------------   ------------

Balance at September 30, 1996
 unaudited                      $  3,015     $4,023,811     $  592,111    $  5,310,207   $  9,929,144
                                --------     ----------     ----------    ------------   ------------
                                --------     ----------     ----------    ------------   ------------

             See accompanying notes to combined financial statements.

               METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
                 METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

                         COMBINED STATEMENTS OF CASH FLOWS

                                                                   FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                          (UNAUDITED)
                                                                  ----------------------------
                                                                       1995          1996
                                                                  ------------    ------------
Cash Flows from operating activities:
     Net (loss) earnings                                          $   (389,558)    $12,440,649
     Adjustments to reconcile net earnings to cash
     provided by (used in) operating activities:
          Depreciation and amortization                              2,792,833       4,603,729
          Gain on dispositions of property
           and equipment                                                  (195)        (21,057)
          Loss on investment                                            26,900            -
          Amortization of discount on note payable                      29,157          61,815
          Provision for doubtful receivables                           387,237         683,028
          Deferred federal income tax                                     -           (551,588)
     Increase in, net of acquisition of businesses
          Accounts receivable, net                                    (581,971)     (8,271,595)
          Prepaid expenses and other current assets                   (205,059)       (541,556)
          Other assets                                                 (96,547)       (213,183)
      (Decrease) increase in, net of acquisition of businesses
          Accounts payable                                            (143,542)        121,712
          Accrued liabilities                                          652,961       2,620,126
          Accrued payroll liabilities                                   88,087         457,679
          Deferred revenues                                            486,489         856,668
          Income tax payable                                          (416,120)        531,176
          Other liabilities                                            (57,782)         14,026
     Net reciprocal arrangements                                    (2,024,869)     (3,312,282)
                                                                  ------------     -----------

          Net cash provided by operating activities                    548,021       9,479,347
                                                                  ------------     -----------

     Cash flows from investing activities:
          Acquisitions of companies                                 (9,218,718)     (3,864,807)
          Advances on receivables to related parties                  (562,696)     (1,322,937)
          Payments on receivables from related parties                    -            150,000
          Advances on receivable from stockholders                     (84,227)           -
          Proceeds from sale of property and equipment                  21,693          24,800
          Acquisitions of property and equipment                    (1,551,454)     (4,805,345)
                                                                  ------------     -----------
               Net cash used in investing activities              $(11,395,402)    $(9,818,289)
                                                                  ------------     -----------
                                                                  ------------     -----------


     See accompanying notes to combined financial statements.

               METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
                 METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.

                 COMBINED STATEMENTS OF CASH FLOWS, CONTINUED

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                                  (UNAUDITED)
                                                           ---------------------------
                                                              1995           1996
                                                           -----------     -----------
Cash flows from financing activities:
     Increase (decrease) in disbursements float            $  (244,931)    $   758,294
     Financing costs
     Proceeds from long-term debt                           14,058,896       8,930,687
     Principal payments on long term debt                   (1,847,114)       (854,971)
     Distributions                                          (4,974,632)     (6,712,680)
     Issuance of stock
     Capital contributions                                   2,000,000            -
                                                           -----------     -----------
Net cash provided by financing activities                    8,992,219       2,121,330
                                                           -----------     -----------
Net (decrease) increase in cash and cash
  equivalents                                               (1,855,162)     1,782,388
Cash and cash equivalents at beginning of period             3,676,357       3,049,946
                                                           -----------     -----------
Cash and cash equivalents at end of period                 $ 1,821,195     $ 4,832,334
                                                           -----------     -----------
                                                           -----------     -----------

Supplemental disclosures of cash
 flow information:
     Cash paid during the period for interest              $   783,003     $ 1,413,397
                                                           -----------     -----------
                                                           -----------     -----------
     Cash paid during the period for income taxes          $   730,243     $ 1,016,691
                                                           -----------     -----------
                                                           -----------     -----------

Supplemental noncash investing and financing activities:
     Stockholder distributions by:
     Reduction of stockholder note receivable                1,790,868            -
     Transfer of property                                    2,908,131         277,053
                                                           -----------     -----------
                                                           $ 4,698,999     $   277,053
                                                           -----------     -----------
                                                           -----------     -----------

Property and equipment acquired through reciprocal
  activities                                               $    80,504     $   103,223
                                                           -----------     -----------
                                                           -----------     -----------

Reciprocal activities related to business acquisitions     $ 1,500,000     $      -
                                                           -----------     -----------
                                                           -----------     -----------

     See accompanying notes to combined financial statements.

           METRO TRAFFIC CONTROL, INC., METRO RECIPROCAL, INC.,
            METRO NETWORKS, LTD., AND METRO VIDEO NEWS, INC.
                NOTES TO COMBINED FINANCIAL STATEMENTS

                            (UNAUDITED)


1.   BASIS OF PRESENTATION


     The unaudited combined financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flow as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The combined financial statements included herein should be read in conjunction with the unaudited interim financial statements for the six months ended June 30, 1996 and the audited financial statements and notes thereto for the fiscal year ended December 31, 1995 included in the Company's Registration Statement on Form S-1 as declared effective by the Securities and Exchange Commission on October 16, 1996 (Reg. No. 333-6311). The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period.

2.   INITIAL PUBLIC OFFERING

     On October 17, 1996, the Company completed its initial public offering of its common stock (the "Public Offering"). Of the 7,200,000 shares of common stock offered, 3,600,000 shares were sold by the Company and 3,600,000 shares were sold by the selling shareholder. In addition, the Company's underwriters exercised the underwriters' over-allotment option which resulted in the Company selling an additional 1,050,000 shares. The Company received approximately $68.5 million in cash, net of underwriting discounts and commissions, and other expenses.


3.   PRO FORMA EARNINGS PER SHARE

     Weighted average shares outstanding, net income per share and pro forma net income per share are calculated assuming the shares issued in conjunction with the Reorganization (see note 6) were outstanding for the periods presented. In addition, an adjustment has been made to reflect the distributions which exceeded capital contributions and net income in accordance with the rules of the Securities and Exchange Commission.

     In conjunction with the offering discussed above the Company will issue incremental shares of 4,650,000 (for a total of 16,550,357). These shares will be included in the computation of earnings per share from the date of issuance.

4.   NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable consist of various notes with an original maturity of less than one year. Long-term debt consists of:

                                                     December 31,  September 30,
                                                        1995           1996
                                                     -----------    -----------
Notes payable related to $30,000,000 revolving
 agreement at variable rates (weighted average
 of 7.57% at December 31, 1995)                    $  21,121,000    $29,301,000
Various acquisition notes payable, discounted
 at 8% due 1996 through 1999                           1,224,083        783,054
Unsecured note payable to bank at prime
 (8.75% at December 31, 1995), due 1996
 through 2000                                            132,750        112,500
Various notes payable at fixed rates of 7%
 to 9.50%, due 1996 through 2000                          61,580         71,731
                                                     -----------    -----------
                                                      22,539,413     30,268,285
Less: Current portion                                    662,257      6,736,935
                                                     -----------    -----------
                                                     $21,877,156    $23,531,350
                                                     -----------    -----------
                                                     -----------    -----------

     On October 22, 1996, the Company paid off the notes payable related to the $30.0 million revolving agreement and replaced this facility with a reducing revolving credit facility which provides for maximum aggregate permitted borrowings of $30.0 million. The new line of credit expires December 31, 2003, and will begin reducing in March 1999. The new line of credit bears interest at a variable rate indexed to the lender's prime rate or LIBOR. The new line of credit has a commitment fee based on the daily average unborrowed balance and is secured by the granting of a lien by the Company and its subsidiary on all of their respective assets and a pledge of the Company's equity interest in its subsidiary in favor of the lender. The new line of credit provides for various restrictions on the Company which would restrict the Company, without first obtaining the lender's consent, from taking certain actions, including but not limited to incurring additional indebtedness, making certain acquisitions or consolidating with any other entity, altering its existing capital structure and paying certain dividends.

5.   ACQUISITIONS

     On October 31, 1996, the Company acquired substantially all of the assets of the traffic reporting operations of Wisconsin Information Systems, Inc. for a cash purchase price of $650,000.

     In September 1996, the Company made a $100,000 down payment and entered into an agreement to acquire the assets of Airborne Traffic Network, Inc. for approximately $1.5 million. This transaction is expected to close in January 1997.

6.   REORGANIZATION

     From 1978 until the closing of the Public Offering, the business of the Company was operated through Metro Traffic Control, Inc., a Maryland corporation; Metro Networks, Ltd., a Texas limited partnership, Metro Video News, Inc., a Texas corporation; Metro Reciprocal, Inc., a Texas corporation and their subsidiaries (collectively, the "Predecessor Companies"). Until the closing of the Public Offering, all of the equity interests in the Predecessor Companies were owned by David I. Saperstein, the Chairman and Chief Executive Officer of the Company, and certain trusts (the "Trusts") created for the benefit of Mr. Saperstein's children (collectively, the "Saperstein Family").

     In May 1996, Metro Networks, Inc. was incorporated in Delaware. Immediately prior to the closing of the Public Offering in October 1996, the Saperstein Family established Metro Networks, Inc. as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies, by exchanging such interests for 9,350,607 shares of Metro Networks, Inc.'s common stock and 2,549,750 shares of Metro Networks, Inc.'s Series A Convertible Preferred Stock (the "Reorganization").

7.   CERTAIN TRANSACTIONS

     Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of Mr. Saperstein. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to the others in the broadcast industry. As of the date of the Public Offering, the Company was obligated to provide approximately $2.0 million of commercial airtime, goods and services and cash under these reciprocal arrangements. Immediately prior to the Public Offering, the Company entered into an agreement with Mr. Saperstein pursuant to which Mr. Saperstein was distributed the goods and services the Company held for Mr. Saperstein's benefit. The Company also distributed to Mr. Saperstein all of its rights to the goods and rights to services that are the subject of existing reciprocal arrangements but which had not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

     Immediately prior to the closing of the Public Offering, the Company entered into a Stock Loan and Pledge Agreement with Mr. Saperstein pursuant to which the Company loaned Mr. Saperstein 2,549,750 shares of common stock. The loan is for a term of ten years, although the Company has the right to require the return of the loaned common stock (the "Loaned Stock") from Mr. Saperstein prior to that time upon three days notice. As security for the loan, Mr. Saperstein pledged a number of shares of Series A Convertible Preferred Stock of the Company which, when converted into common stock, will be equal to the number of shares of Loaned Stock. Mr. Saperstein is obligated to pay to the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half of this fee is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock
Loan and Pledge Agreement) or at the end of the ten year term of the Stock
Loan and Pledge Agreement. The Company will forfeit this portion of the fee if it calls the loan prior to the end of the ten year term. In addition, Mr. Saperstein paid an initial transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

8.   INCOME TAXES

     The combined financial statements are derived from the financial statements of Metro Traffic Control, Inc., Metro Reciprocal, Inc., Metro Networks, Ltd. and Metro Video News, Inc. and their subsidiaries. Metro Reciprocal, Inc., Metro Video News, Inc. and Metro Traffic Control, Inc. have elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Metro Networks, Ltd. is a partnership for federal income tax purposes. These entities are, therefore, not subject to federal income taxes on their taxable income and accordingly no provision for federal income taxes with respect to these entities are made in the combined financial statements. Metro Networks, Ltd., however, owns one hundred percent (100%) of the outstanding stock of one subsidiary corporation, which in turn owns one hundred percent (100%) of the outstanding stock of six (6) subsidiaries which collectively file a consolidated federal income tax return and are subject to United States federal, state and local income tax. The income tax expense included in the combined Predecessor Companies' financial statements presently reflects the varying levels of income of the taxable and nontaxable entities included in the combined financial statements rather than the aggregate levels of income of the combined companies. After consummation of the Reorganization, Metro Traffic Control, Inc., a wholly-owned subsidiary of the Company, is subject to United States federal, state and local income taxes. In addition, any differential between the book and tax basis in the underlying net assets which is not presently reflected as a deferred tax asset or liability is recorded with a corresponding increase or decrease in income tax expense. As of September 30, 1996, the recognition of this differential is an estimated tax expense of approximately $2.1 million had the Reorganization been effective on that date.

     Upon the closing of the Public Offering, the Company and Mr. Saperstein entered into an agreement pursuant to which Mr. Saperstein may seek reimbursement from the Company for any income tax obligation attributable to any period prior to the Reorganization. Alternatively, in the event that the status of any of Metro Video News, Inc., Metro Reciprocal, Inc., or Metro Traffic Control, Inc. as a subchapter S corporation is not respected, the Company may seek reimbursement from Mr. Saperstein, but only to the extent that Mr. Saperstein receives a tax refund attributable to an amount he previously included in income in his capacity as a shareholder of such corporations. The Company does not anticipate that the subchapter S status of Metro Video News, Inc., Metro Reciprocal, Inc., or Metro Traffic Control, Inc., will be successfully challenged. Immediately prior to the closing of the Public Offering, the distribution to Mr. Saperstein for the estimated tax liability was $3.2 million in the form of a non-interest bearing promissory note. The Company anticipates refunds of approximately $2.0 million which would result in a net estimated tax liability of approximately $1.2 million for the period prior to the Public Offering.

9.  1996 INCENTIVE STOCK OPTION PLAN

     The Company's Board of Directors has adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees. The Board of Directors has discretionary authority, subject to certain restrictions, to administer the 1996 Plan, including but not limited to determining the individuals to whom, the times at which, and the exercise price for which options will be granted. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 500,000 were issued upon the effective date of the Public Offering. The exercise price of options granted under the 1996 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combines voting power of all classes of stock of the Company) of the common stock on the date such option was granted. Options granted under the 1996 Plan are not transferable by the optionholders except by will or by the laws of descent and distribution. Options granted under the 1996 Plan typically become vested and exercisable for up to 33 1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33 1/3% of the total optioned shares upon each succeeding anniversary until the option is full exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company, (ii) the expiration of 90 days from the date his employment with the Company terminates for any reason other than cause, death, or disability (iii) the expiration of one year after the optionee's death or
(iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such a transaction, whether or not vested as of such date of consummation.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS


GENERAL

     The Company, which was founded in 1978, is the largest provider of traffic reporting services and a leading supplier of local news, sports, weather and other information reporting services to the television and radio broadcast industries in the United States. The Company provides customized information reports to affiliated radio and television stations in exchange for commercial airtime inventory. The Company generates revenues by packaging such commercial airtime inventory and selling it on a local, regional or national basis. While the majority of the Company's revenues are currently generated from sales of advertising on its network of radio stations (the "Radio Traffic Services Network") which broadcasts the Company's traffic information reports, the Company is experiencing increased revenues from its network of radio stations (the "Expanded Radio Services Network") which broadcasts an array of customized local news, sports, weather, and the network of television stations (the "MetroTV Network") which broadcasts the Company's television traffic services and video news series. The Company's expenses are primarily comprised of three categories: (i) broadcasting, which includes all the expenses related to gathering, producing, and broadcasting information reports; (ii) marketing, which includes sales commissions, salaries and benefits for sales personnel; and
(iii) general and administrative expenses, which includes corporate overhead. Most of the Company's expenses are associated with its Radio Traffic Services. However, during 1994, 1995 and the nine months ended September 30, 1996, the Company incurred additional expenses attributable to the development and operation of its Expanded Radio Services (including operating expenses incurred prior to the generation of significant revenue from the Expanded Radio Services), and during 1995 and the nine months ended September 30, 1996, the Company incurred similar additional expenses associated with the development of its MetroTV Services.

     From 1978 through the closing of the Public Offering, the business of the Company was operated through the Predecessor Companies. Prior to closing of the Public Offering, all of the equity interests in the Predecessor Companies were owned by the Saperstein Family.

     Metro Networks, Inc. was incorporated in May 1996, as a holding company. Subsequent to the Reorganization, Metro Networks, Inc. conducted substantially all of its operations through Metro Traffic Control, Inc., its wholly owned subsidiary. As of September 30, 1996, there had been no financial transactions or operations carried out by Metro Networks, Inc.


     In the analysis set forth below, the Company discusses its earnings before other expense (income), interest expense, taxes, depreciation and amortization ("EBITDA") and its adjusted cash EBITDA. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. "Adjusted cash EBITDA" is defined as EBITDA plus predecessor shareholder costs adjusted for the impact of reciprocal arrangements. "Predecessor shareholder costs" consist of expenses incurred by the Predecessor Companies on behalf of their shareholders which will not be incurred by the Company after the Public Offering. Reciprocal arrangements are transactions whereby the Company provides a portion of its unsold commercial airtime inventory to advertisers in exchange for goods and services. The Company's reciprocal arrangements are recorded at estimated fair market value and generally have a net neutral effect on EBITDA (the net impact of reciprocal arrangements on EBITDA in 1994 and 1995 was $0.6 million and ($0.1) million respectively). However, because of timing differences of reported reciprocal revenues and expenses, reciprocal arrangements may impact interim period EBITDA results.

     In recent years, the Company has reduced the number of reciprocal arrangements in which it engages in order to better focus its efforts on cash revenue generation and reduce the administrative costs associated with reciprocal arrangements. During the nine months ended September 30, 1996, revenues from reciprocal arrangements decreased to 9.7% of total revenues. The Company expects revenues from reciprocal arrangements to be approximately 10% or less of total revenues in 1996.

INCOME TAXES

     The combined financial statements are derived from the financial statements of Metro Traffic Control, Inc., Metro Reciprocal, Inc., Metro Networks, Ltd. and Metro Video News, Inc. and their subsidiaries. Metro Reciprocal, Inc., Metro Video News, Inc. and Metro Traffic Control, Inc. have elected to be taxed under the S Corporation provisions of the Internal Revenue Code. Metro Networks, Ltd. is a partnership for federal income tax purposes. These entities are, therefore, not subject to federal income taxes on their taxable income and accordingly no provision for federal income taxes with respect to these entities are made in the combined financial statements. Metro Networks, Ltd., however, owns one hundred percent (100%) of the outstanding stock of one subsidiary corporation, which in turn owns one hundred percent (100%) of the outstanding stock of six (6) subsidiaries which collectively file a consolidated federal income tax return and are subject to United States federal, state and local income tax. The income tax expense included in the combined Predecessor Companies' financial statements presently reflects the varying levels of income of the taxable and nontaxable entities included in the combined financial statements rather than the aggregate levels of income of the combined companies. After consummation of the Reorganization, Metro Traffic Control, Inc., a wholly-owned subsidiary of the Company, will be subject to United States federal, state and local income taxes. In addition, any differential between the book and tax basis in the underlying net assets which is not presently reflected as a deferred tax asset or liability is recorded with a corresponding increase or decrease in income tax expense. As of September 30, 1996, the recognition of this differential is an estimated tax expense of approximately $2.1 million had the Reorganization been effective on that date.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES. Revenues increased by $9.2 million, or approximately 46%, to $29.0 million for the three months ended September 30, 1996 (the "curent year period") from $19.8 million for the three months ended September 30, 1995 (the "prior year period") primarily due to increased sales of commercial airtime inventory. The increase in the portion of commercial airtime inventory sold ("sell-through rate") resulted from the Company's increased efforts to strengthen its sales, marketing, and inventory management operation. Additionally, the increased sell-through rate created opportunities for the Company to increase prices on its sales of commercial airtime inventory. "Same market" (i.e. excluding markets that the Company did not own and operate during the prior year period) revenues increased by $8.0 million, or 40.4%,to $27.8 million in the current year period from $19.8 million in the prior year period. Revenues from reciprocal arrangements decreased by $1.0 million to $2.9 million in the current year period from $3.9 million in the prior year period and were approximately 10% of total revenues for the current year period. This is consistent with the Company's expectation that such revenues will comprise 10% or less of the Company's total revenues for the full year 1996.

     BROADCASTING COSTS. Broadcasting costs increased by $2.1 million, or approximately 19.7%, to $13.2 million in the current year period from $11.1 million in the prior year period. This increase was partially attributable to operating costs associated with the 1996 acquisitions, which accounted for approximately $0.4 million of the increase. Additionally, the Company's continued development of its Expanded Radio Services and MetroTV Services and development of its operations in Cincinnati, Ohio accounted for approximately $0.6 million of the increase. In addition, during the current year period, the Company incurred increased broadcasting costs associated with the development of its Metro Information Services division. Specifically, the Company incurred approximately $0.5 million in broadcasting costs associated with its participation in the Atlanta Showcase and TravInfo, two United States Department of Transportation ("USDOT") funded Intelligent Transportation Systems projects during the current year period. Excluding the increases discussed above, the Company's broadcasting costs would have increased by approximately $0.6 million, or 5.4%, to $11.7 million in the current year period from $11.1 million in the prior year period. As a percentage of revenues, broadcasting costs decreased to 45.7% in the current year period from 55.8% in the prior year period due to the relatively fixed nature of certain of the Company's broadcasting costs. Broadcasting costs attributable to reciprocal arrangements decreased from approximately $1.6 million in the prior year period to $0.5 million in the current year period.

     MARKETING EXPENSE. Marketing expense increased by $1.4 million, or approximately 39%, to $4.9 million in the current year period from $3.5 million in the prior year period. The increase resulted from increased sales commissions associated with the increased revenues generated in the current year period. Because a portion of the Company's marketing expense is relatively fixed, marketing expense as a percentage of revenues decreased to 16.9% in the current period as compared to 17.8% in the prior year period. On a same market basis, marketing expense increased by $1.2 million to $4.7 million in the current year period from $3.5 million in the prior year period. Marketing expense related to reciprocal arrangements increased by approximately $0.4 million from $0.3 million in the prior period to $0.7 million in the current year period.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased by $0.9 million, or approximately 47.8%, to $2.6 million in the current year period from $1.7 million in the prior year period. This increase was primarily due to increased salaries and related overhead costs attributable to the Company's continued growth. General and administrative expenses associated with reciprocal arrangements were $0.4 million in both the current year period and in the prior year period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $0.6 million to $1.7 million in the current year period from $1.1 million in the prior year period, primarily as result of the Company's increased asset base following the 1996 acquisitions. These acquisitions accounted for $0.4 million of this increase. Depreciation and amortization expenses associated with reciprocal arrangements were unchanged from the prior year period at $0.2 million in the current year period.

     OTHER EXPENSE (INCOME). Other expenses (income) decreased to $(0.1) million in the current year period from $0.0 million in the prior year period as a result of the increase in interest income in the current year period.

     INTEREST EXPENSE. Interest expense increased by $0.4 million to $0.8 million in the current year period from $0.4 million in the prior year period. This increase was attributable to the occurrence of indebtedness in connection with the 1996 acquisitions.

     NET INCOME. As a result of the factors discussed above, net income increased by $3.4 million to $5.4 million in the current year period from $1.9 million in the prior year period.

     EBITDA AND ADJUSTED CASH EBITDA. EBITDA increased by approximately $4.8 million to $8.2 million in the current year period from $3.5 million in the prior year period. In addition, EBITDA as a percentage of revenues ("operating margin") improved to 28.4% in the current year period. The increases in EBITDA and operating margin were primarily attributable to the relatively fixed nature of certain of the Company's broadcasting costs. Because broadcasting costs and general and administrative expense, which typically account for approximately 69-76% of the Company's operating expenses, tend not to increase proportionately with revenues, increases in the Company's revenues typically result in increases in operating margin and EBITDA. Adjusted cash EBITDA (i.e. EBITDA plus predecessor shareholder costs adjusted for the impact reciprocal arrangements) increased by approximately $5.2 million to $7.3 million in the current year period. Adjusted cash EBITDA as a percentage of revenues increased to 25.3% in the current year period from 10.8% in the prior year period.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES. Revenues increased by $28.7 million, or approximately 57.0%, to $79.1 million for the nine months ended September 30, 1996 (the "September 1996 period") from $50.4 million for the nine months ended September 30, 1995 (the "September 1995 period") primarily due to increased sales of commercial airtime inventory. The increase in the portion of commercial airtime inventory sold ("sell-through rate") resulted from the Company's increased efforts to strengthen its sales, marketing, and inventory management operation. The increased sell-through rate created opportunities for the Company to increase prices on its sales of commercial airtime inventory. On a same market basis, revenues increased by $22.9 million or 45.4% to $73.3 million in the September 1996 period from $50.4 million in the September 1995 period. Revenues from reciprocal agreements were $7.7 million in the September 1996 period, an increase of $1.3 from $6.4 million in the September 1995 period. As a percentage of total revenues, revenues from reciprocal arrangements decreased to 9.7% in the September 1996 period from 12.8% in the September 1995 period. This is consistent with the Company's expectation that such revenues will comprise 10% or less of the Company's total revenues for the full year 1996.

     BROADCASTING COSTS. Broadcasting costs increased by $6.4 million, or approximately 20.6%, to $37.4 million in the September 1996 period from $31.0 million in the September 1995 period. This increase was partially attributable to operating costs associated with the 1995 and 1996 acquisitions, which accounted for approximately $1.9 million of the increase. Additionally, the Company's continued development of its Expanded Radio Services and MetroTV Services, and commencement of its operations in Cincinnati, Ohio accounted for approximately $1.9 million of the increase. The Company also incurred approximately $0.8 million of additional broadcasting costs associated with the development of its Metro Information Services division. Excluding the increases discussed above, the Company's broadcasting costs would have increased by approximately $1.8 million or 5.8% to $32.8 million in the September 1996 period from $31.0 million in the September 1995 period. As a percentage of revenues, broadcasting costs would have decreased to 47.3% in the September 1996 period from 61.5% in the September 1995 period due to the relatively fixed nature of certain of the Company's broadcasting costs. Broadcasting costs attributable to reciprocal arrangements decreased from approximately $4.4 million in the September 1995 period to $3.3 million in the September 1996 period.

     MARKETING EXPENSE. Marketing expense increased by $4.6 million, or approximately 44.2%, to $15.0 million in the September 1996 period from $10.4 million in the September 1995 period. The increase resulted from increased sales commissions associated with the increased revenues generated in the September 1996 period. Because a portion of the Company's marketing expense is relatively fixed, marketing expense as a percentage of revenues decreased to 18.9% in the September 1996 period as compared to 20.6% in the September 1995 period. On a same market basis, marketing expense increased by $3.5 million to $13.9 million in the September 1996 period from $10.4 million in the September 1995 period. As a percentage of revenue, on a same market basis, marketing expense decreased to approximately 18.9% in the September 1996 period from 20.6% in the September 1995 period. Marketing expense related to reciprocal arrangements decreased by approximately $0.2 million to $1.3 million in the September 1996 period from $1.5 million in the September 1995 period.

     GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses increased by $1.2 million, or approximately 20.7%, to $7.0 million in the September 1996 period from $5.8 million in the September 1995 period. This increase was primarily due to increased salaries and related overhead costs attributable to the Company's continued growth. General and administrative expenses associated with reciprocal arrangements decreased by approximately $0.8 million to $0.7 million in the September 1996 period from $1.5 million in the September 1995 period.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased by $1.8 million to $4.6 million in the September 1996 period from $2.8 million in the September 1995 period, primarily as result of the Company's increased asset base following the 1995 and 1996 acquisitions. These acquisitions accounted for $1.3 million of this increase. Depreciation and amortization expenses associated with reciprocal arrangements decreased to $0.6 million in the September 1996 period from $0.7 million in the September 1995 period.

     OTHER EXPENSE (INCOME). Other expenses (income) were unchanged at $(0.1) million in the September 1996 period.

     INTEREST EXPENSE. Interest expense increased by $0.9 million to $1.7 million in the September 1996 period from $0.8 million in the September 1995 period. This increase was attributable to the occurrence of indebtedness in connection with the 1995 and 1996 acquisitions.

     NET INCOME. As a result of the factors discussed above, net income increased to $12.4 million in the September 1996 period from $(0.4) million in the September 1995 period.

     EBITDA AND ADJUSTED CASH EBITDA. EBITDA increased by approximately $16.3 million to $19.7 million in the September 1996 period from $3.4 million in the September 1995 period. In addition, EBITDA as a percentage of revenues ("operating margin") improved to 24.9% in the September 1996 period. The increases in EBITDA and operating margin were attributable to the factors discussed above. Adjusted cash EBITDA (i.e. EBITDA plus predecessor shareholder costs adjusted for the impact of reciprocal arrangements) increased by approximately $12.9 million to $18.3 million in the September 1996 period. Adjusted cash EBITDA as a percentage of revenues increased to 23.1% in the September 1995 period from 10.7% in the September 1995 period.

     LIQUIDITY AND CAPITAL RESOURCES. During the September 1996 period cash and cash equivalents increased $3.0 million from $1.8 million to $4.8 million. Cash provided by operating activities increased from $0.5 million during the September 1995 period to $9.5 million due primarily to an increase in net income of $12.8 million. Cash used in investing activities decreased $1.6 million. Expenditures for acquisitions of companies decreased $5.4 million but was partially offset by an increase of $3.3 million in expenditures for equipment. Cash provided by financing activities decreased $6.9 million due primarily to a decrease of $5.1 million in long term debt borrowing.

     On October 22, 1996, the Company closed its Public Offering of its common stock and received approximately $68.5 million in cash, net of underwriting discounts and commission, and other expenses. The Company used approximately $29.8 million of the proceeds to repay existing indebtedness under the Credit Agreement and the balance of the proceeeds, including any proceeds from the Underwriters' exercise of the over allotment option, to fund its growth, including additional strategic acquisitions or development of business complementary to the operations of the Company including broadcast traffic reporting services and news, sports, weather and other programming and information services. In addition, the Company will use the proceeds to fund the continued expansion of its networks, its development of new products and services, including capital expenditures for the expansion of its networks and for working capital purposes. The Company has entered into an agreement to acquire the assets of Airborne Traffic Network, Inc., and intends to finance this acquisition with available cash, including the proceeds to the Company from this offering. The Company continually reviews potential acquisitions and has engaged in discussions concerning certain acquisitions (some of which are currently on-going); however, the Company currently has no other commitments, arrangements, or understandings with respect to any such acquisition. The Company did not distribute any portion of its proceeds from this offering to former shareholders of the Predecessor Companies.

     The Company's indebtedness outstanding under the Credit Agreement has a final maturity of December 31, 2003 and bears interest at a variable rate. In fiscal 1995, interest on borrowings under the Credit Agreement ranged from 6.8% to 7.55%.

     The Company has invested the net proceeds from the sale of the common stock offered hereby in short-term interest-bearing marketable securities.

     The Company intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to pay any cash dividends on the common stock for the foreseeable future. The Credit Agreement restricts the payment of cash dividends.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" in October 1995, which establishes financial accounting and reporting standards for stock based on employee compensation plans including, stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected to continue accounting for stock based on compensation under Acounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning in 1996. Management does not believe that the implementation of SFAS 123 will have a material effect on its financial statements.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.



                                            METRO NETWORKS, INC.

DATED:  11-12-96                            BY:    /S/  CURTIS H. COLEMAN
        ------------                               ---------------------------
                                                   CURTIS H. COLEMAN
                                                   SENIOR VICE PRESIDENT-
                                                   CHIEF FINANCIAL OFFICER


                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                            OFFICER AND DULY AUTHORIZED OFFICER)