Form 10-K405
period 1996-12-31
METRO NETWORKS INC
filed 1997-03-31
CIK 1016718

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the Fiscal Year Ended December 31, 1996
[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934
  For the Transition Period from             to

                         Commission File No.: 0-21575

                               ----------------

                             METRO NETWORKS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 76-0505148
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


 2800 POST OAK BOULEVARD, SUITE 4000                      77056
           HOUSTON, TEXAS                              (ZIP CODE)

   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                               (713) 407-6000
                                             (REGISTRANT'S TELEPHONE NUMBER,
                                                  INCLUDING AREA CODE)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASS

                         COMMON STOCK, $.001 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of Registrant as of March 21, 1997 was $182,600,831, based upon the last reported bid price of $22.875 per share of Common Stock on March 21, 1997, as reported in the NASDAQ National Market.

  The number of shares outstanding of Registrant's Common Stock as of March 21, 1997 was 16,550,357.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part IV of this Form 10-K is incorporated by reference from the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Metro Networks, Inc. (the "Company") is the largest provider of traffic reporting services and is a leading supplier of local news, sports, weather and other information reporting services to the television and radio broadcast industries. The Company's information reports, which are customized to meet the specific needs of each of the Company's individual radio and television station affiliates, are presently being broadcast by approximately 1,375 radio stations affiliates and 114 television station affiliates. The Company provides local broadcast information reports in 47 of the 50 largest Metro Survey Area ("MSA") markets in the United States. In exchange for the Company's information reports, radio and television station affiliates provide commercial airtime inventory to the Company. The packaging and sale of this commercial airtime inventory accounts for substantially all of the Company's revenues.

  Because the Company has numerous radio station affiliates in each of its markets (averaging 21 affiliates per market), the Company believes that its broadcasts of local information enable advertisers to reach more people, more often, in a higher impact manner than can be achieved using other advertising media. The Company's information reports are broadcast daily in 66 MSA markets and are heard by more than 100 million people (age 12 and over) daily. Such reports and the Company's commercial messages are listened to by an average of 86% of the population (age 12 and over) in its markets. The Company's large network of affiliates offers advertisers the opportunity to reach a broad-based local, regional or national audience, through a single purchase of commercial airtime inventory from the Company.

  The Company offers advertisers three different networks on which to broadcast their advertisements: (i) the network of radio station affiliates (the "Radio Traffic Services Network") to which the Company provides its core information reports (the "Radio Traffic Services"), (ii) the network of radio station affiliates (the "Expanded Radio Services Network") to which the Company provides its news, sports, weather and other information reports (the "Expanded Radio Services"), and (iii) the network of broadcast television station affiliates and cable news channel affiliates (the "MetroTV Network") to which the Company provides its traffic information reports (the "Television Traffic Services") and video news (other than traffic) information products (the "Video News Services," and collectively with the Television Traffic Services, the "MetroTV Services").

PROGRAMMING

  Every aspect of the Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) is customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors, and general managers of its affiliates to ensure that the Company's services meet its affiliates' quality standards. The Company and its affiliates jointly select the on-air broadcasters to ensure that each broadcaster's style is appropriate for the station's format. The Company's broadcasters often become integral "personalities" on such affiliates' stations as a result of their significant on-air presence and interaction with the stations' on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional broadcasters on multiple affiliate stations within a particular market. Generally, each of the Company's broadcasters delivers reports to between two and four of the Company's affiliates.

  The Company does not require its affiliates to identify the Company as the supplier of its information reports. This provides the Company's affiliates with a high degree of customization and flexibility, as each affiliate has the right to present the information reports provided by the Company as if the affiliate had generated such reports with its own resources. For example, multiple affiliates in a single market may suggest that the Company's infrastructure, including its airplanes, helicopters and broadcasters, are those of the affiliate.

 Radio Programming Services

  The Company has been supplying radio stations with customized Radio Traffic Services since its inception in 1978. The Company is now the largest supplier of the Radio Traffic Services in the United States. The Company has offered its Expanded Radio Services since 1994 and is now a leading supplier of such services, with over 250 affiliates in 39 markets as of December 31, 1996. The Company's total radio station affiliates increased by over 19% from 1,152 in 1995 to 1,374 in 1996.

  The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (jet helicopters and airplanes), broadcast quality remote camera systems positioned both at strategically located fixed-positions and on aircraft, mobile units and cellular systems, and by accessing various government-based traffic tracking systems. The Company also gathers information through various services including Reuters America Inc., Turner Program Services, Inc., Weather Services Corporation, City News Service of Los Angeles, and Bay City News, Inc. The information is then processed, written into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. The Company's professional broadcasters then read the customized reports on the air.

  As a result of its extensive network of operations and broadcasters, the Company often reports important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. For example, during the TWA Flight 800 crisis, the Company provided live customized reports from New York to its affiliates all over the country. The Company believes that it is the only radio network news organization that has local studio operations that cover 66 markets and that is able to provide such customized reports to these markets.

 Television Programming Services

  The Company has been supplying its Television Traffic Services to television stations for over ten years and is currently providing such services to 114 television stations, increasing over 25% from 91 television station affiliates in 1995. Originally, the Company provided television stations with audio reports of traffic information and basic graphics; as the Company developed its Television Traffic Services, it provided more sophisticated graphics displays and its professional broadcasters to the MetroTV Network. In 1995, the Company began to expand and enhance the information services that it provides to television stations. As of December 31, 1996, the Company provided its Video News Services to approximately 19 television stations in 12 markets. As with its radio programming services, with its MetroTV Services the Company supplies customized information reports which are delivered on air by its professional broadcasters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.

  The Company began utilizing live studio cameras in order to enable its traffic reporters to provide its Video News Services on television from the Company's local broadcast studios. In addition, the Company began in 1995 to provide its Video News Services from its aircraft and fixed-position based camera systems. The Video News Services include: (i) full-service, 24 hours per day/7 days per week video coverage from the Company's camera crews, using broadcast quality camera equipment and news vehicles; (ii) live video news feeds from the Company's aircraft; and (iii) live video coverage from strategically located fixed-position camera systems.

 Metro Information Services

  The Company initiated its Metro Information Services ("MIS") division to develop non-broadcast traffic information business. MIS develops innovative techniques of gathering local traffic and transportation information as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a large supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to cellular subscribers via the Company's STAR JAM (TM) and STAR FIND (TM) services. Also, the Company plans to offer traffic information services via the Internet, other wireless communications, in-vehicle systems and other potential delivery mechanisms. The Company believes that it is well-positioned, as a leading supplier of local traffic and other information, to benefit from the evolution of future distribution systems.

  The Company has participated in several United States Department of Transportation ("USDOT") funded "Intelligent Transportation Systems" projects including: (i) The Atlanta Showcase, a federally funded technology demonstration project which took place during the Summer Olympics in 1996 and involved the delivery of traffic and mobility information and (ii) TravInfo Traveler Information Center, a field operational test being conducted in the San Francisco Bay Area to implement a region-wide, open-access, multi-model advanced traveler information service.

INFRASTRUCTURE

  In each of its larger markets, the Company typically employs a General Manager who has overall operations and sales management responsibility for that market. In smaller to medium markets, the Company usually employs one General Manager to oversee two to four markets. In addition, the Company employs approximately seven Regional Vice Presidents/General Managers who oversee its General Managers and who generally have responsibility for 6-10 markets each.

  In each of its markets, the Company employs a Director of Operations who is responsible for all aspects of the Company's day-to-day operations. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director's operation center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with affiliates and pursuing relationships with unaffiliated stations. In addition, the Company employs seven Vice President/Regional Directors of Operations who supervise the Directors of Operations and who report to the Company's Regional Vice Presidents/General Managers.

  The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately 87 fixed-wing aircraft, 17 helicopters, 30 mobile units, 15 airborne camera systems, 36 fixed-position camera systems, 53 broadcast studios and 1,528 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television stations. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology which enable the Company's broadcasters to deliver accurate reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

ADVERTISING SALES AND MARKETING

  The Company packages its radio commercial airtime inventory on a network basis, covering all affiliates in relevant markets. This packaged inventory typically appeals to advertisers seeking a broad demographic reach. Because the Company sells its commercial airtime inventory on a network basis rather than station by station, the Company does not compete for advertising dollars with its local radio station affiliates. The Company believes that this corporate policy is a key factor in maintaining its affiliate relationships.

  Currently, the Company packages its television commercial airtime inventory on a local, regional and national network basis. However, advertisers on the MetroTV Network have the ability to select specific markets and television stations for their advertisements. This enables advertisers to customize advertising packages to their individual requirements. The Company is developing a separate sales force to sell its television commercial airtime inventory.

  In each of the markets in which it conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime inventory in any and all of the Company's markets in addition to selling such inventory in each local market, which the Company believes affords its sales representatives an advantage over certain of their competitors. For example, an airline advertiser can purchase airtime inventory in multiple markets from the Company's local sales representative in the city in which the airline is headquartered. The Company's advertising sales force is comprised of approximately 150 sales representatives. Although the Company typically has two or three sales representatives in an individual market, the number of sales representatives in an individual market ranges from one to eight depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from the Company's headquarters in Houston, Texas.

  Due to the number of the Company's markets, its reach within its markets and the range of services it provides, the Company has a large number of advertising clients in a diverse group of industries. For the year ended December 31, 1996, no single advertiser represented more than 5% of the Company's total revenues and the Company's top ten advertisers, as a group, represented less than 20% of the Company's total revenues.

 The Radio Traffic Services Network and the Expanded Radio Services Network

  The Company's typical radio advertisement on the Radio Traffic Services Network and the Expanded Radio Services Network consists of an opening announcement and a ten second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging 21 affiliates per market), the Company believes that its traffic broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime inventory into multiple "sponsorship" packages (generally 125, 250 or 500 sponsorships broadcast over a four week period in each market) which it then sells as an information sponsorship package to advertisers. These Company sponsorship packages are run on a fair and equal rotation (i.e., each advertiser receives its pro rata share of advertisements sold by the Company for broadcast on each of the Company's affiliates in the relevant market or markets) throughout the Traffic Services Network on a local, regional or national basis, primarily during prime morning and afternoon drive periods. The Company does not allow an advertiser to select individual stations from the Radio Traffic Services Network or Expanded Radio Services Network on which to run its advertising campaign. The Company's 500 sponsorship package (which the Company believes is its most frequently purchased package), reaches an average of over 70% of the population (age 12 and over) in the Company's MSA markets. In addition, the Company's large network of affiliates allows the Company to offer advertisers the opportunity to purchase advertising in multiple markets nationwide through a single purchase from the Company.

  As the Company has developed and expanded the Expanded Radio Services Network, it has primarily packaged and sold its commercial sponsorships of the Expanded Radio Services in conjunction with its existing traffic report sponsorships. Because the Expanded Radio Services Network is not fully mature, the Company has not yet maximized the marketing of commercial airtime inventory on the Expanded Radio Services Network as a separate product line. Accordingly, the Company has only generated minimal revenues from the sale of advertisements on the Expanded Radio Services Network. As the Company develops the Expanded Radio Services Network in individual markets, it intends to package and sell advertisements as a separate product. During 1996, the Company began to package and sell separate Expanded Radio Services Network sponsorship packages in several markets. The Company intends to introduce the Expanded Radio Services Network sponsorships in additional markets as it further develops the Expanded Radio Services Network throughout 1997.

  As the Company's business has developed, it has sold increasing amounts of its advertising to regional/national advertisers. For the year ended December 31, 1996, approximately 65% of the Company's radio advertising revenue was attributable to regional/national advertisers, with the balance attributable to local advertisers.

  The Company believes that the positioning of advertisements within or adjacent to its information reports appeals to advertisers because the advertisers' messages are broadcast along with regularly scheduled programming during peak morning and afternoon drive times when a majority of the radio audience is listening. Radio advertisements broadcast during these times typically generate premium rates. Moreover, surveys commissioned by the Company demonstrate that because the Company's customized information reports are related to topics of significant interest to listeners, listeners often seek out the Company's information reports. Since advertisers' messages are imbedded in the Company's information reports, such messages have a high degree of impact on listeners and generally will not be "pre-empted" (i.e., moved by the radio station to another time slot). Most of the Company's advertisements are read live by the Company's on-air broadcasters, providing the Company's advertisers with the added benefit of an implied endorsement for their product.

 The MetroTV Network

  The Company provides its MetroTV Services to television stations in exchange for thirty-second commercial airtime inventory. The amount and day-part placement of the commercial airtime inventory that the Company receives from television stations varies by market and by the type of service provided by the Company. As the Company has provided more enhanced MetroTV Services, it has been able to acquire more commercial airtime inventory with better day-part placement. The Company, in turn, packages this commercial airtime inventory and sells it to advertisers on a local, regional and national basis. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the MetroTV Network often delivers more than one station in a market and advertisers have the ability to select specific television stations and markets. Therefore, the Company can customize advertising packages for individual advertisers based on each advertiser's requirements.

  Historically, revenues from sales of television commercial airtime inventory have been an insignificant part of the Company's total revenues. In order to significantly increase the Company's revenues from sales of television commercial airtime inventory, in 1996 the Company: (i) formed a separate television advertising sales staff; (ii) began seeking an increased amount of higher value fixed position commercial airtime inventory from television stations in exchange for providing enhanced Video News Services; and (iii) pre-sold a significant amount of commercial airtime inventory to a large national advertiser. As the Company continues to expand all aspects of its Television Traffic Services and Video News Services, the Company believes that revenues from television advertising sales will continue to increase.

ACQUISITIONS

  Since July 1994, the Company has expanded into or enhanced its operations in 26 markets through 10 strategic acquisitions.

  Cincinnati, Columbus, Dayton, Memphis, Nashville and Miami Acquisition. On January 3, 1997, the Company acquired all of the tangible and intangible assets of TWI Networks, Inc. ("TWI"). As of the closing, TWI provided local traffic and news services to 16 radio station affiliates and one television station affiliate in Cincinnati, Ohio; six radio station affiliates in Columbus, Ohio; 18 radio station affiliates in Dayton, Ohio, 19 radio station affiliates in Memphis, Tennessee; two radio station affiliates in Miami, Florida and 12 radio and two television station affiliates in Nashville, Tennessee. The MSA market rank of these MSA markets is 25, 32, 52, 43, 11 and 44, respectively.

  Kansas City Acquisition. On January 2, 1997, the Company purchased all of the tangible and intangible assets of Airborne Traffic Network, Inc. ("ATN"). As of the closing, the Company (through ATN) provided traffic services to 16 radio station affiliates in Kansas City, Missouri, the 26th largest MSA market; and Omaha, Nebraska, the 72nd largest MSA market.

  Oklahoma City, Albuquerque, Omaha and Milwaukee Acquisition. On October 31, 1996, the Company acquired (the "WIS Acquisition") certain tangible and intangible assets of Wisconsin Information Systems, Inc. ("WIS"). As of December 31, 1996, the Company (through WIS) provided traffic services to eight radio and one television station affiliates in Oklahoma City, Oklahoma; 12 radio and one television station affiliates in

Albuquerque, New Mexico; eight radio station affiliates in Omaha, Nebraska; and one television station affiliate in Milwaukee, Wisconsin. Oklahoma City is the 51st largest MSA market; Albuquerque is the 71st largest MSA market; Omaha is the 72nd largest MSA market; and Milwaukee is the 28th largest MSA market.

  Salt Lake City Acquisition. On January 3, 1996, the Company acquired (the "Salt Lake City Acquisition") all of the tangible and intangible assets of Aeromedia, Inc. ("Aeromedia"). As of December 31, 1996, the Company, (through Aeromedia), provided Radio Traffic Services to a network of 24 radio stations and one television station in Salt Lake City, Utah, which is the 35th largest MSA market.

  New England Acquisition. On January 4, 1996, the Company acquired (the "New England Acquisition", and together with the WIS Acquisition and the Salt Lake City Acquisition, the "1996 Acquisitions") all of the stock of Traffic Net Inc., a Rhode Island corporation, Traffic Net of Connecticut, Inc., a Connecticut corporation, and The Weather Bureau, Inc. (d/b/a The New England Weather Bureau), a Massachusetts corporation (collectively, the "Traffic Net Group"). As of December 31, 1996, the Company (through the Traffic Net Group) provided local traffic information services to approximately 64 radio station and three television station affiliates in and around the Hartford, Connecticut area (the 41st largest MSA market), and Providence, Rhode Island (the 31st largest MSA market). In addition, the Company (through The New England Weather Bureau) provides weather reporting services to approximately 49 radio station affiliates in Boston, Massachusetts (the 10th largest MSA market), and throughout New England.

  The Company is currently in discussions with several other entities that, if acquired, would result in new or expanded coverage of approximately eight to ten markets by the Company. The Company, however, does not have any commitments, arrangements, or understandings with respect to any such acquisitions. Further, there can be no assurance that the Company will be able to effect any such transaction or that any such transactions, if consummated, will prove to be beneficial to the Company.

  The Company generally consolidates the operations of acquired companies or assets into its existing operations so that duplicative costs can be eliminated, resulting in margin improvements for the consolidated operations. In addition, as a result of the Company's significant sales force and existing advertising relationships, the Company is generally able to increase revenues by selling advertising in the acquired market to the Company's existing regional and national sponsors. Moreover, as the Company continues to add new markets and to increase its presence in existing markets, it has been able to offer advertisers increased market penetration and to generate incremental revenues from existing advertising clients.

INTERNATIONAL

  The Company's international presence has been limited to its participation in licensing agreements in the United Kingdom and France. Pursuant to these license agreements, the Company provides its licensees the right to use its name, computer technology, training and sales expertise in exchange for commercial airtime inventory. Revenues from such licensing agreements are not material and the Company has no immediate intention to pursue opportunities internationally, although it may choose to do so in the future if resources and opportunities are available.

COMPETITION

  The Company faces various sources of competition in the provision of its information reporting services. Single market operators and groups of radio stations providing their own information reports comprise the Company's primary competition. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operators providing local radio and television programming services in various markets. The Company believes that the next largest provider of traffic and local information services (which operates under the names "Shadow Traffic" and "Express Traffic") currently has a presence in approximately 14 MSA markets in the United States, as compared to the Company's operations in 66 MSA markets. Westwood One, Inc., which is 25% owned by Westinghouse Electric Corporation, owns and operates the Shadow Traffic operations in four of the 14 markets.

  The Company also faces competition in the sale of its commercial airtime inventory. The Company positions its advertising so as not to compete with the advertising of its local radio and television affiliates. However, the Company competes for advertising dollars with other media such as newspapers and magazines, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories and point-of-sale advertising.

EMPLOYEES

  The Company employed approximately 1,078 full-time and 681 part-time persons as of December 31, 1996, none of whom was covered by a collective bargaining arrangement. Of these employees, approximately 1,528 were engaged in broadcasting and operations; 150 in sales and marketing; and 81 in general and administrative activities. Approximately 10% of the Company's employees are located in the Company's Houston, Texas headquarters. The Company considers its relationship with its employees to be satisfactory.

TRADEMARKS

  The Company has registered "Metro Traffic Control", "Metro Networks" and certain other marks which are relevant to its business. The Company does not believe that its operations are materially dependent on these trademarks.

REORGANIZATION

  From 1978 through October 1996, the business of the Company was operated through Metro Traffic Control, Inc. ("MTC"), Metro Networks, Ltd. ("MNW"), Metro Video News, Inc. ("MVN"), Metro Reciprocal, Inc. ("MRI") and their subsidiaries (collectively, the "Predecessor Companies"). Until October 18, 1996, all of the equity interests in the Predecessor Companies were owned by David I. Saperstein and certain trusts created for the benefit of his children (the "Saperstein Family"). In October 1996, the Saperstein Family established the Company as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies, by exchanging such interests for 9,350,607 shares of Metro Networks Inc.'s Common Stock and 2,549,750 shares of Metro Networks Inc.'s Series A Convertible Preferred Stock (the "Reorganization").

ITEM 2. PROPERTIES.

  The Company's headquarters facility, which includes its principal administrative, sales, marketing, management information systems and product development offices and its local operations center, is located in approximately 30,844 square feet of subleased space in Houston, Texas. The sublease on this facility terminates in March 2004.

  The Company leases additional operation centers/broadcast studios and marketing and administrative offices across the United States consisting of approximately 142,331 square feet in the aggregate, pursuant to the terms of various lease agreements. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate growth of its operations and additional sales and support offices through the foreseeable future.

  For the year ended December 31, 1996, the Company incurred $3.4 million in total facilities expense.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

  No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company is authorized to issue 25,000,000 shares of Common Stock, par value $0.001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). At March 21, 1997, 16,550,357 shares of Common Stock and 2,549,750 shares of Series A Convertible Preferred Stock were outstanding.

  The Common Stock is listed for trading on the NASDAQ National Market ("Nasdaq") under the symbol "MTNT." The high and low sales prices as reported by the Nasdaq for the Common Stock from October 17, 1996, the date upon which the Common Stock commenced trading on the Nasdaq through December 31, 1996 was $25.75 and $19.125, respectively.

  The closing price of the shares of the Common Stock was $22.875 on March 21, 1997.

  As of March 21, 1997, there were 15 record owners and in excess of 400 beneficial owners of the Common Stock.

  The Company has never paid cash dividends on the Common Stock and does not intend to pay any such cash dividends in the foreseeable future.

  The Transfer Agent and Registrar for the Common Stock is American Stock Transfer & Trust Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial and operating data should be read in conjunction with the consolidated financial statements of the Company and the Predecessor Companies' historical combined financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data set forth below with respect to the years ended December 31, 1993, 1994, 1995 and 1996 are derived from the audited financial statements for that year. The selected financial data for the year ended December 31, 1992 are unaudited and reflect all normal recurring adjustments that in the opinion of management of the Company are necessary for a fair presentation of the results of such period.

                                         YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                               1992     1993     1994       1995        1996
                              -------  -------  -------  ----------  ----------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations
 Data:
Advertising revenues........  $41,957  $47,905  $60,048  $   72,433  $  109,237
Broadcasting costs..........   26,760   27,384   32,239      41,286      50,686
Marketing expense...........    8,393    8,848   11,355      14,504      21,377
General and administrative
 expense....................    4,522    6,994    5,939       7,193      10,158
Depreciation and
 amortization expense.......    1,841    1,814    1,302       3,981       6,213
Total operating costs.......   41,516   45,040   50,835      66,964      88,434
Income from operations......      441    2,865    9,213       5,469      20,803
  Other expenses (income)...      (60)     238     (164)       (137)       (408)
  Interest expense..........       97      145      293       1,260       1,779
Income before tax provision.      404    2,482    9,084       4,346      19,431
  Income tax provision......    2,649    1,066    2,179       1,036       3,462
Income (loss) from
 continuing operations......   (2,245)   1,416    6,905       3,310      15,969
  Discontinued operations...     (563)    (561)      --          --          --
Net income (loss)...........  $(2,808) $   855  $ 6,905  $    3,310  $   15,969
Pro forma net income(1).....                             $    2,803  $   12,047
Pro forma income per common
 share(1)(2)................                             $     0.23  $     0.94
Pro forma weighted average
 shares outstanding(1)(2)...                             12,251,997  12,883,938
CASH FLOWS DATA:
  Net Cash Provided by (used
   in) Operating Activities.  $   (33) $  (912) $ 1,253  $    2,106  $   13,862
  Net Cash Used in Investing
   Activities...............       (5)  (1,218)  (2,387)    (11,908)    (13,200)
  Net Cash Provided by (used
   in) Financing Activities.  $  (907) $ 1,963  $ 3,625  $    9,175  $   39,729
                                             AT DECEMBER 31,
                              -------------------------------------------------
                               1992     1993     1994       1995        1996
                              -------  -------  -------  ----------  ----------
                                             (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............  $  (254) $ 1,862  $ 7,414  $    7,900  $   49,294
Total assets................   22,426   16,492   27,502      48,030     105,812
Total debt..................      597    2,183    6,650      22,624       1,310
Total stockholder's
 equity/partners' capital...  $ 5,168  $ 4,153  $ 9,401  $    4,478  $   71,930
                                         YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                               1992     1993     1994       1995        1996
                              -------  -------  -------  ----------  ----------
                                             (IN THOUSANDS)
OTHER DATA:
  EBITDA(3).................  $ 2,282  $ 4,679  $10,515  $    9,450  $   27,027
  Predecessor shareholder
   costs(4).................    1,091    2,022    1,734       1,392       1,193
  Net reciprocal
   transactions(5)..........   (4,007)  (1,019)    (637)        106      (3,412)
  Adjusted cash EBITDA(6)...     (634)   5,682   11,612      10,948      24,808
  Capital expenditures......  $ 1,063  $   891  $ 2,712  $    2,746  $    7,329

--------
 * See discussions of acquisitions in "Business--Acquisitions" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations."
(1) The unaudited pro forma financial data for the year ended December 31, 1996 and 1995 give effect to the Reorganization. See "Business--Reorganization."
(2) Pro forma weighted average shares outstanding and pro forma net income per common share are calculated assuming the shares issued in conjunction with the Reorganization were outstanding for all periods presented, adjusted for excess distributions and assuming the Predecessor Companies were taxed at rates applicable to the Company subsequent to the Reorganization. Metro Networks, Inc. has not declared or paid any dividends on its Common Stock. However, the Predecessor Companies have made cash distributions to their shareholders from time to time. See "Business--Reorganization."
(3) EBITDA is earnings before other expense (income), interest expense, taxes, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
(4) Predecessor shareholder costs consist of the expenses incurred by the Predecessor Companies on behalf of their shareholders.
(5) Reciprocal transactions are transactions in which the Company exchanges a portion of its commercial airtime inventory for goods and services.
(6) Adjusted cash EBITDA consists of EBITDA plus predecessor shareholder costs, less the impact of reciprocal arrangements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  The Company, which was founded in 1978, is the largest provider of traffic reporting services and a leading supplier of local news, sports, weather and other information reporting services to the television and radio broadcast industries in the United States. The Company provides customized information reports to affiliated radio and television stations in exchange for commercial airtime inventory. The Company generates revenues by packaging such commercial airtime inventory and selling it on a local, regional or national basis. While the majority of the Company's revenues are currently generated from sales of advertising on its Radio Traffic Services Network, the Company is experiencing increased revenues from its Expanded Radio Services Network and its MetroTV Network. The Company's expenses are primarily comprised of three categories:
(i) operations, which includes all the expenses related to gathering, producing, and broadcasting information reports; (ii) marketing, which includes sales commissions, salaries and benefits for sales personnel; and
(iii) general and administrative expenses, which includes corporate overhead. Most of the Company's expenses are associated with its Radio Traffic Services. However, during 1994, 1995 and 1996, the Company incurred additional expenses attributable to the development and operation of its Expanded Radio Services (including operating expenses incurred prior to the generation of significant revenue from the Expanded Radio Services), and during 1995 and 1996, the Company incurred similar additional expenses associated with the development of its MetroTV Services.

  From 1978 through October 1996, the business of the Company was operated through the Predecessor Companies and all of the equity interests in the Predecessor Companies were owned by the Saperstein Family. See "Business-- Reorganization."

  In May 1996, the Company was incorporated in Delaware. Immediately prior to the closing of the initial public offering, the controlling shareholder established the Company as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies into Metro Traffic Control, Inc. by exchanging such interests for 9,350,607 shares of the Company's common stock and 2,549,750 shares of the Company's Series A Convertible Preferred Stock. Subsequent to the Reorganization, Metro Traffic Control, Inc. is a wholly owned subsidiary of the Company.

  As the equity interests were held under common control and were contributed by the resulting shareholder of the Company, the underlying assets are recorded at their historical costs, similar to pooling of interest accounting. References to Metro Networks, Inc. in the consolidated financial statements of the Company include the Predecessor Companies prior to the Reorganization.

  In the analysis set forth below, the Company discusses its EBITDA and adjusted cash EBITDA. EBITDA consists of earnings before other expense (income), interest expense, taxes, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. "Adjusted cash EBITDA" consists of EBITDA plus predecessor shareholder costs, adjusted for the impact of reciprocal arrangements (as described below). "Predecessor shareholder costs" consist of expenses incurred by the Predecessor Companies on behalf of their shareholders. Such predecessor shareholder costs include the portion of David
I. Saperstein's current salary which exceeds that which Mr. Saperstein received after October 1996, certain costs incurred by the Company in connection with the lease of certain real property, costs related to reciprocal transactions entered into by the Company for the sole benefit of Mr. Saperstein, certain costs related to the operation of Pro Journey Travel, Inc., (a company owned by Mr. Saperstein) and certain costs related to the personal use of the services of certain of the Company's employees by Mr. Saperstein, which costs have not been incurred since October 1996. The Company believes that EBITDA is a measure of financial performance widely used in the media and broadcast industries and that adjusted cash EBITDA is useful to investors as a measure of the Company's historical financial performance.

  In certain circumstances, the Company engages in reciprocal arrangements with advertisers whereby the Company exchanges a portion of its unsold commercial airtime inventory for goods and services. The Company believes that reciprocal transactions are common in the broadcasting industry. The Company's reciprocal transactions are recorded based on their estimated fair market value and generally have had net neutral effect on EBITDA over time; the net impact of reciprocal transactions in 1995 and 1996 on EBITDA was ($0.1) million and $3.4 million, respectively. In recent years, however, the Company has reduced the number of reciprocal arrangements in which it engages in order to better focus its efforts on cash revenue generation and reduce the administrative costs associated with reciprocal arrangements. In 1993, revenues from reciprocal arrangements accounted for 16.8% of total revenues and declined to 13.3% in 1994, 11.6% in 1995 and 8.0% in 1996.

  The Company's advertising revenues vary moderately over the calendar year with the first quarter generally reflecting the lowest revenues and the fourth quarter the highest revenues for the year. Expenses, other than marketing expenses, are generally spread evenly over the year, resulting in some seasonality in the Company's EBITDA.

INCOME TAXES

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and, prior to the Reorganization, the combined financial statements of the Predecessor Companies.

  Prior to the Reorganization, MNW owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Subsequent to the Reorganization all of the operations have been included in the consolidated tax return of the Company. Accordingly, at the time of the Reorganization, the Company recorded an increase in the deferred tax liability of $66,000, which represented the tax basis differential between financial and tax assets and liabilities associated with the S corporations and partnerships included in the Reorganization.

  Prior to the Reorganization, MRI and MVN elected to be taxed under S corporation provisions of the Internal Revenue Code of 1986, as amended. Under these provisions, MRI, MVN and MTC are not liable for federal income taxes. Instead, the stockholders of such entities are liable individually for federal income taxes on their taxable income. Also, prior to the Reorganization, MNW was a partnership for federal income tax purposes and accordingly, the partners were liable individually for federal income taxes on their respective partnership income. Accordingly, losses for these entities are not available to the Company to offset income.

RESULTS OF OPERATIONS

  The following table provides a summary of the Company's statement of operations on an actual and percentage of revenues basis for the periods indicated:

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                        YEAR ENDED DECEMBER 31,
                               -----------------------------------------------
                                   1994            1995             1996
                               --------------  --------------  ---------------
                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Advertising revenues.......... $60,048  100.0% $72,433  100.0% $109,237  100.0%
Broadcasting costs............  32,239   53.7   41,286   57.0    50,686   46.4
Marketing expense.............  11,355   18.9   14,504   20.0    21,377   19.6
General and administrative
 expense......................   5,939    9.9    7,193    9.9    10,158    9.3
Depreciation and amortization
 expense......................   1,302    2.2    3,981    5.5     6,213    5.7
  Total operating costs.......  50,835   84.7   66,964   92.4    88,434   81.0
Income from operations........   9,213   15.3    5,469    7.6    20,803   19.0
  Other expenses (income) (1).    (164)  (0.3)    (137)  (0.2)     (408)  (0.4)
  Interest expense............     293    0.5    1,260    1.7     1,779    1.6
Income before income tax
 provision....................   9,084   15.1    4,346    6.0    19,431   17.8
  Income tax provision........   2,179    3.6    1,036    1.4     3,462    3.2
Net income.................... $ 6,905   11.5% $ 3,310    4.6% $ 15,969   14.6%

--------
(1) Includes loss (gain) on disposition of property, loss (gain) on investment in partnership and interest income.

 Year ended December 31, 1996 compared to year ended December 31, 1995

  Revenues. Revenues increased by $36.8 million, or approximately 50.8%, to $109.2 million in 1996 from $72.4 million in 1995. This increase was primarily due to revenues generated by increased sales of commercial airtime inventory on the Radio Traffic Services Network. Acquisitions accounted for $9.5 million of this increase. Excluding these revenues, same market revenues increased $27.3 million in 1996 or 41.8%. The Company's sell-through rate increased to approximately 78% in 1996 from 72% in 1995. Revenues from reciprocal arrangements as a percentage of total revenues declined to 8.0% in 1996 from 11.6% in 1995.

  Broadcasting Costs. Broadcasting costs increased by $9.4 million or approximately 22.8% to $50.7 million in 1996 from $41.3 million in 1995. This increase was partially attributable to operating costs associated with acquisitions, which accounted for approximately $2.4 million of the increase. Additionally, the Company's continued development of its Expanded Radio Services and MetroTV Services, and commencement of start-up operations in five markets accounted for approximately $2.8 million of the increase. The Company also incurred approximately $1.0 million of additional broadcasting costs associated with the development of its Metro Information Services division. Excluding the increases discussed above, the Company's broadcasting costs would have increased by approximately $3.2 million or 7.7% to $44.5 million in 1996 from $41.3 million in 1995. Broadcasting costs as a percentage of revenues decreased from 57.0% in 1995 to 46.4% in 1996. Broadcasting costs associated with reciprocal arrangements decreased by $2.0 million from $5.0 million in 1995 to $3.0 million in 1996.

  Marketing Expense. Marketing expense increased by $6.9 million, or approximately 47.4%, from $14.5 million in 1995 to $21.4 million in 1996. This increase resulted primarily from increased sales commissions associated with the increased revenues generated in 1996. Acquisitions accounted for $1.3 million of the increase. As a percentage of revenues, marketing expense was 20.0% in 1995 and 19.6% in 1996. Marketing expense associated with reciprocal arrangements decreased by $1.0 million to $1.6 million in 1996, from $2.6 million in 1995.

  General and Administrative Expense. General and administrative expenses increased by $3.0 million, or approximately 41.2%, to $10.2 million in 1996 from $7.2 million in 1995. This increase was primarily attributable to increased salaries and related overhead associated with the Company's continued growth. General and administrative expense associated with reciprocal arrangements decreased by $0.2 million to $0.7 million in 1996, from $0.9 million in 1995.

  Depreciation and Amortization. Depreciation and amortization expense increased to $6.2 million in 1996 from $4.0 million in 1995. This increase resulted primarily from the increases in the Company's asset base resulting from the 1996 Acquisitions and the Company's increased purchases of video and broadcast equipment pursuant to the development of its MetroTV Network during 1996.

  Other Expenses (Income). Other expenses (income) increased to $(0.4) million in 1996 from $(0.1) million in 1995. This increase resulted primarily from increased interest income on the net proceeds from the Company's initial public offering during the fourth quarter of 1996.

  Interest Expense. Interest expense increased to $1.8 million in 1996 from $1.3 million in 1995. This increase resulted primarily from increases in indebtedness incurred in connection with the 1996 Acquisitions.

  Net Income. As a result of the factors discussed above, net income increased by $12.7 million to $16.0 million in 1996 from $3.3 million in 1995.

  EBITDA and Adjusted Cash EBITDA. EBITDA increased by $17.6 million, or approximately 186.9%, to $27.0 million in 1996 from approximately $9.4 million in 1995. EBITDA as a percentage of revenues increased to 24.7% in 1996 from 13.0% in 1995. Adjusted cash EBITDA (i.e., EBITDA plus predecessor shareholder costs adjusted for the impact of reciprocal arrangements) increased by $14.0 million to $24.8 million in 1996 from $10.9 million in 1995. Adjusted cash EBITDA as a percentage of revenues, increased to 22.7% in 1996 from 15.1% in 1995.

 Year ended December 31, 1995 compared to year ended December 31, 1994

  Revenues. Revenues increased by $12.4 million, or approximately 20.6%, to $72.4 million in 1995 from $60.0 million in 1994. This increase was primarily due to revenues generated by the operations acquired in connection with certain acquisitions consummated in 1995 (the "1995 Acquisitions"), as described in
Note 4 to the Consolidated Financial Statements (the "Consolidated Financial Statements") for the years ended December 31, 1996 and 1995 included herein, and increased sales of commercial airtime inventory on the Radio Traffic Services Network. The 1995 Acquisitions generated revenues of approximately $7.1 million in 1995. Excluding these revenues, same market revenues increased $5.3 million in 1995, or 8.8%. The Company's sell-through rate increased to 72.0% in 1995 from 69.0% in 1994.

  Broadcasting costs. Broadcasting costs increased by $9.0 million, or 28.1%, to $41.3 million in 1995 from $32.2 million in 1994. This increase was attributable to the addition of 16 markets to the Company's operations (including personnel costs and costs related to the facilities required to support the Company's operations in its new markets), continued development of the Expanded Radio Services and the development and operation of the MetroTV Services. The 1995 Acquisitions accounted for $2.8 million, or 4.2%, of the total cost of operations in 1995. Primarily as a result of an increase in operating costs associated with the development and operation of the Expanded Radio Services and the Video News Services from $1.4 million in 1994 to $3.1 million in 1995, broadcasting costs as a percentage of revenues increased from 53.7% in 1994 to 57.0% in 1995. Broadcasting costs associated with reciprocal arrangements increased by $0.6 million to $5.0 million in 1995, from $4.4 million in 1994.

  Marketing Expense. Marketing expense increased by $3.1 million, or approximately 27.7%, to $14.5 million in 1995 from $11.4 million in 1994. This increase resulted from increased sales commissions associated with the increased revenues generated in 1995. As a percentage of revenues, marketing expense was 20.0% in 1995 and 18.9% in 1994. This increase in percentage terms resulted primarily from the addition of sales representatives, sales managers and managerial staff in connection with the Company's efforts to improve the sell-through rate and higher marketing costs associated with the 1995 Acquisitions. Specifically, the 1995 Acquisitions accounted for $1.5 million of total marketing expense in 1995. Marketing expense associated with reciprocal arrangements increased by $0.8 million to $2.6 million in 1995, from $1.8 million in 1994.

  General and Administrative Expense. General and administrative expense increased by $1.3 million, or approximately 21.1%, to $7.2 million in 1995 from $5.9 million in 1994. This increase was primarily attributable to costs associated with the acquisition and operation of the 1995 Acquisitions and the development and expansion of the Expanded Radio Services and the MetroTV Services. General and administrative expense associated with reciprocal arrangements decreased by $0.3 million to $0.9 million in 1995, from $1.2 million in 1994.

  Depreciation and Amortization. Depreciation and amortization expense increased to $4.0 million in 1995 from $1.3 million in 1994. This increase resulted primarily from the increases in the Company's asset base resulting from the 1995 Acquisitions and the 1994 Acquisitions (as defined herein). The 1995 Acquisitions accounted for $1.9 million of the total depreciation and amortization costs in 1995. Depreciation and amortization expense associated with reciprocal arrangements increased to $1.0 million in 1995 from $0.4 million in 1994.

  Other Expenses (Income). Other expenses (income) increased to $(0.1) million in 1995 from $(0.2) million in 1994.

  Interest Expense. Interest expense increased to $1.3 million in 1995 from $0.3 million in 1994. This increase resulted primarily from increases in indebtedness incurred in connection with the 1995 Acquisitions.

  Net Income. As a result of the factors discussed above, net income decreased by $3.6 million to $3.3 million in 1995 from $6.9 million in 1994.

  EBITDA and Adjusted Cash EBITDA. EBITDA decreased by $1.0 million, or approximately 9.5%, to $9.5 million in 1995 from approximately $10.5 million in 1994. This decrease was attributable to increases in broadcasting costs, marketing expense and general and administrative expense as discussed above. EBITDA as a percentage of revenues decreased to 13.0% in 1995 from 17.5% in 1994. Adjusted cash EBITDA decreased by $2.1 million to $10.7 million in 1995 from $12.8 million in 1994.

 Year ended December 31, 1994 compared to year ended December 31, 1993

  Revenues. Revenues increased by $12.1 million, or approximately 25.3%, to $60.0 million in 1994 from $47.9 million in 1993, primarily due to increased sales of commercial airtime inventory in existing markets. The sell-through rate increased to approximately 69.0% in 1994 from approximately 65.0% in 1993. In 1994, the operations acquired in connection with certain acquisitions consummated in 1994 (the "1994 Acquisitions") as described in Note 4 to the Consolidated Financial Statements generated revenues of approximately $0.6 million. Revenues from reciprocal arrangements as a percentage of total revenues declined to 13.3% in 1994 from 16.8% in 1993.

  Broadcasting costs. Broadcasting costs increased by $4.9 million, or approximately 17.7%, to $32.2 million in 1994 from $27.4 million in 1993. Such increase was attributable to the 1994 Acquisitions, start-ups in new markets and costs of $1.4 million related to the development of the Expanded Radio Services. Broadcasting costs as a percentage of revenues decreased to 53.7% in 1994 from 57.2% in 1993, primarily as a result of strong revenue growth. Such costs generally do not increase proportionately with revenues. Broadcasting costs associated with reciprocal arrangements increased by $0.8 million to $4.4 million in 1994, from $3.6 million in 1993.

  Marketing Expense. Marketing expense increased by $2.5 million, or approximately 28.3%, to $11.4 million in 1994 from $8.8 million in 1993. This increase was attributable to increased sales commissions associated with revenue increases in 1994. Marketing expense as a percentage of revenues remained relatively constant at 18.9% in 1994 and 18.5% in 1993. Marketing expense associated with reciprocal arrangements increased by $0.1 million to $1.8 million in 1994, from $1.7 million in 1993.

  General and Administrative Expense. General and administrative expense decreased $1.1 million, or approximately 15.1%, to $5.9 million in 1994 from $7.0 million in 1993. This decrease was primarily due to a decrease in predecessor shareholder costs, specifically a decrease in the salary paid to the Company's principal stockholder. General and administrative expense associated with reciprocal arrangements decreased by $0.9 million to $1.2 million in 1994, from $2.1 million in 1993.

  Depreciation and Amortization. Depreciation and amortization expense decreased by $0.5 million, or 28.2%, to $1.3 million in 1994 from $1.8 million in 1993, as a result of certain intangible assets associated with prior acquisitions becoming fully amortized. Depreciation and amortization expense associated with reciprocal arrangements decreased by $0.4 million in 1994 from $1.1 million in 1993.

  Other Expenses (Income). Other expenses (income) decreased to $(0.2) million in 1994 from $0.2 million in 1993. This decrease was primarily attributable to a $0.3 million loss on disposition of property in 1993.

  Interest Expense. Interest expense increased by $0.2 million, to $0.3 million in 1994 from $0.1 million in 1993. This increase was primarily due to an increase in indebtedness related to the 1994 Acquisitions.

  Net Income. As a result of the factors discussed above, net income increased by $6.0 million to $6.9 million in 1994 from $0.9 million in 1993.

  EBITDA and Adjusted Cash EBITDA. EBITDA increased by $5.8 million, or 124.7%, to $10.5 million in 1994 from $4.7 million in 1993. This increase was due to an increase in revenues and was partially offset by increases in broadcasting costs, marketing expense and general and administrative expense. EBITDA as a percentage of revenues increased to 17.5% in 1994 from 9.8% in 1993. Adjusted cash EBITDA increased by $5.9 million to $11.6 million in 1994 from $5.7 million in 1993. Adjusted cash EBITDA as a percentage of revenues increased to 19.3% in 1994 from 11.9% in 1993.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its operations with cash generated by operations and funds provided pursuant to the Credit Agreement (as defined herein). The Company has used cash provided by operating activities to fund capital expenditures, operations and distributions to its stockholders.

  On October 22, 1996, the Company closed its initial public offering of its common stock and received approximately $68 million in cash, net of underwriting discounts and commission, and other expenses. The Company used approximately $30 million of the proceeds to repay existing indebtedness under the Credit Agreement among NationsBank of Texas, N.A., Metro Traffic Control, Inc. and Metro Networks, Ltd., dated October 21, 1994, as amended, and the balance of the proceeds, including those from the underwriters' exercise of the over allotment option, will be used for working capital and general corporate purposes.

  Net cash provided by operating activities increased by approximately $11.8 million, to $13.9 million in 1996 from $2.1 million in 1995 primarily as a result of increases in net earnings, depreciation and amortization, accounts payable and other accrued liabilities, which was partially offset by the increase in accounts receivable and cash used by net reciprocal arrangements. Net cash used in investing activities increased by $1.3 million to $13.2 million in 1996 from $11.9 million in 1995 due to an increase in capital expenditures which was partially offset by a decrease in acquisition costs. Net cash provided by financing activities increased by $30.5 million to $39.7 million in 1996 from $9.2 million in 1995 as a result of proceeds from the Company's initial public offering which was partially offset by a reduction in long term debt.

  Net cash provided by operating activities increased by $0.8 million to $2.1 million in 1995 from $1.3 million in 1994. This increase was primarily attributable to an increase in income taxes payable and a decrease in cash used by reciprocal arrangements. These factors were partially offset by a decrease in net earnings before depreciation and amortization and deferred revenue and a decrease in the rate of growth of accounts receivable. Net cash used in investing activities was $2.4 million in 1994 and $11.9 million in 1995. Cash used in investing activities related primarily to (i) in 1994, the 1994 Acquisitions and advances to a stockholder of the Company (primarily for the payment of income taxes payable by the shareholders in respect of S Corporation income) and (ii) in 1995, the 1995 Acquisitions and acquisitions of information gathering and broadcasting equipment. Net cash provided by financing activities in 1994 and 1995 was $3.6 million and $9.2 million, respectively. Cash provided by financing activities was comprised primarily of proceeds from funds provided pursuant to the Credit Agreement. As of December 31, 1996, the Company had short-term debt of $0.8 million (excluding a $3.1 million note to a shareholder) and long-term debt of $0.5 million. Short-term debt consisted of current portions of long-term debt and current portions of capitalized lease obligations. Long-term debt consisted of the long-term portion of the notes relating to certain acquisitions.

  Net cash provided by operating activities increased to $1.3 million in 1994 from $(0.9) million in 1993 due to the increases in net earnings and deferred revenues. The increase in net earnings and deferred revenues was partially offset by an increase in accounts receivable and cash used by net reciprocal arrangements and a decrease in income taxes payable. Net cash used in investing activities increased to $2.4 million in 1994 from $1.2 million in 1993 as a result of an increase in advances on receivables from stockholders. This increase was partially offset by an increase in proceeds from the sale of property and equipment. Net cash provided by financing activities increased to $3.6 million in 1994 from $2.0 million in 1993 due to an increase in long term debt. This increase was partially offset by distributions to shareholders.

  Cash and cash equivalents increased $40.4 million in 1996 as a result of the proceeds from the Company's initial public offering, net of long term debt reduction. Accounts receivable increased $10.7 million in 1996 due to the $36.8 million increase in sales. Property and equipment increased $5.6 million in 1996 as a result of the increase in capital expenditures discussed below. Additional paid-in capital increased $68.9 million during the year primarily as a result of the initial public offering.

  Accounts receivable increased $4.0 million in 1995 primarily as a result of an increase in sales to $72.4 million in 1995 from $60.0 million in 1994. Income taxes payable decreased $1.8 million in 1994 primarily due to the fact that the largest of the Predecessor Companies elected to be treated as an S corporation for tax purposes effective July 1, 1994. A major customer's declaration of bankruptcy caused 1994 bad debt expense to be significantly higher than in 1995. Since 1994, the Company's bad debt expense has been relatively constant. Net reciprocal activities decreased by $1.8 million in 1995 primarily due to the Company's decision to decrease its reciprocal arrangements and concentrate on generation of cash revenues.

 The Credit Agreement and Notes Payable

  In October 1996, the Company entered into a new line of credit with NationsBank of Texas, N.A. ("NationsBank"). The maximum aggregate permitted borrowings (the "New Line of Credit") under the Credit Agreement among NationsBank, certain lenders and the Company, dated October 22, 1996 (the "Credit Agreement") is $30.0 million. The New Line of Credit bears interest at a variable rate determined by the lender's prime rate or LIBOR and the Company's total leverage; the interest rate ranges from 0 to 50 basis points over the prime rate or 75 to 150 basis points over LIBOR. The New Line of Credit has a commitment fee of up to 0.25% per annum on the daily average unborrowed balance of the New Line of Credit. The New Line of Credit expires December 31, 2003, and will begin amortizing in March 1999. The Credit Agreement provides for various restrictions on the Company which preclude the Company, without first obtaining the lender's consent, from taking certain actions, including incurring additional indebtedness, purchasing the assets of any entity other than in the ordinary course of business, merging or consolidating with any other entity or altering its existing capital structure and paying certain dividends. As of December 31, 1996, the Company had no debt outstanding under the New Line of Credit.

  The Company issued non-interest-bearing notes in connection with the acquisitions in 1995 of the stock of Skyview Broadcasting Networks, Inc. (including Airborne Broadcast Consultants and the acquisition in 1995 of the assets of Airborne Broadcasting Systems, Inc.) and the 1994 acquisition of Charlotte Traffic Patrol, Inc. which had principal amounts of $0.1 million and $0.6 million, respectively, outstanding as of December 31, 1996. The Company has guaranteed a $0.6 million letter of credit related to the Charlotte acquisition as of December 31, 1996. See "Business--Acquisitions."

 Capital Expenditures

  Capital expenditures were $7.3 million in 1996 and $2.7 million in both 1994 and 1995. Historically, the Company's capital expenditures have related principally to increasing the Company's information-gathering capabilities, broadcasting capacity and technology base.

  The Company believes its existing sources of liquidity, cash provided by operations, the Credit Agreement and the proceeds of its initial public offering will satisfy the Company's anticipated working capital and capital expenditure requirements for the foreseeable future.

EFFECTS OF INFLATION

  The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board issued SFAS No. 128 "Earnings per Share" in February, 1997 which specifies the compilation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for both interim and annual periods ending after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  20
Consolidated Balance Sheets................................................  21
Consolidated Statements of Operations......................................  23
Consolidated Statements of Stockholders' Equity/Partners' Capital..........  24
Consolidated Statements of Cash Flows......................................  25
Notes to Consolidated Financial Statements.................................  27

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Metro Networks, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Metro Networks, Inc. and Subsidiaries, and its Predecessors as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity/partners' capital and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Metro Networks, Inc. and Subsidiaries and its Predecessors as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Houston, Texas
February 28, 1997

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      ------------------------
                       ASSETS                            1995         1996
                       ------                         ----------- ------------
Current assets:
  Cash and cash equivalents.......................... $ 3,049,946 $ 43,441,293
  Accounts receivable, net...........................  12,662,716   23,318,182
  Prepaid expenses and other current assets..........     357,473      841,849
  Reciprocal receivables.............................  10,155,550   11,397,959
  Merchandise and scrip inventory....................     399,606      567,144
  Reciprocal prepaid expenses and other current
   assets............................................     679,199      440,246
                                                      ----------- ------------
    Total current assets.............................  27,304,490   80,006,673
Receivables from related parties.....................   1,075,030           --
Property and equipment:
  Operating equipment................................   7,887,769   14,686,692
  Transportation equipment...........................     709,323      706,554
  Leasehold improvements.............................     615,380    1,170,189
                                                      ----------- ------------
                                                        9,212,472   16,563,435
                                                      ----------- ------------
Less: accumulated depreciation.......................   4,234,972    5,992,630
                                                      ----------- ------------
                                                        4,977,500   10,570,805
Purchased broadcast contracts and other intangibles,
 net of accumulated amortization of $6,783,078 in
 1996 and $4,103,863 in 1995.........................  13,749,644   14,074,242
Other assets.........................................     923,714    1,160,611
                                                      ----------- ------------
                                                      $48,030,378 $105,812,331
                                                      =========== ============



          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                                                            DECEMBER 31,
                                                      -------------------------
                     LIABILITIES                         1995          1996
                     -----------                      -----------  ------------
Current liabilities:
  Disbursement float................................. $ 1,800,433  $  2,055,467
  Accounts payable...................................   1,808,274     3,076,333
  Accrued Payroll Liabilities........................     996,695     1,578,677
  Other accrued liabilities..........................   1,707,085     6,606,972
  Notes payable......................................      84,280       518,244
  Note payable to shareholder........................          --     3,100,000
  Current portion of long-term debt..................     662,257       318,789
  Deferred revenues..................................     727,947       430,299
  Income tax payable.................................     302,000       897,788
  Current deferred income taxes......................          --        61,000
  Reciprocal payable.................................   5,593,764     7,837,337
  Accrued reciprocal liabilities.....................   2,316,975     1,520,897
  Reciprocal and airtime obligations.................   3,404,296     2,711,301
                                                      -----------  ------------
    Total current liabilities........................  19,404,006    30,713,104
                                                      -----------  ------------
Long-term debt.......................................  21,877,156       473,356
Other liabilities....................................   2,270,988     2,696,228
                                                      -----------  ------------
    Total liabilities................................  43,552,150    33,882,688
                                                      -----------  ------------
       STOCKHOLDER'S EQUITY/PARTNERS' CAPITAL
       --------------------------------------
Common stock.........................................       3,015        16,550
Preferred stock......................................          --         2,550
Additional paid-in capital...........................   4,023,811    72,888,027
Partners' capital....................................     650,908            --
Retained deficit.....................................    (199,506)     (977,484)
                                                      -----------  ------------
    Total stockholder's equity/partners' capital.....   4,478,228    71,929,643
                                                      -----------  ------------
                                                      $48,030,378  $105,812,331
                                                      ===========  ============


          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1994         1995          1996
                                        -----------  -----------  ------------
Advertising revenues................... $60,048,350  $72,432,951  $109,237,172
Broadcasting costs.....................  32,239,358   41,285,973    50,686,189
Marketing expense......................  11,354,698   14,503,640    21,377,330
General and administrative expense.....   5,938,488    7,194,011    10,157,856
Depreciation and amortization..........   1,302,434    3,980,525     6,213,319
                                        -----------  -----------  ------------
  Total operating costs................  50,834,978   66,964,149    88,434,694
                                        -----------  -----------  ------------
  Income from operations...............   9,213,372    5,468,802    20,802,478
                                        -----------  -----------  ------------
Other (income) expense:
  Interest income......................    (165,551)    (165,079)     (396,946)
  Interest expense.....................     293,010    1,260,185     1,778,982
  Other................................       1,785       27,967       (10,914)
                                        -----------  -----------  ------------
                                            129,244    1,123,073     1,371,122
                                        -----------  -----------  ------------
  Income before income tax.............   9,084,128    4,345,729    19,431,356
Income tax expense.....................   2,179,143    1,036,352     3,462,335
                                        -----------  -----------  ------------
  Net income........................... $ 6,904,985  $ 3,309,377  $ 15,969,021
                                        ===========  ===========  ============
Pro forma income data (unaudited):
  Income as reported before tax........              $ 4,345,729  $ 19,431,356
  Pro forma federal and state income
   tax.................................               (1,542,734)   (7,383,915)
                                                     -----------  ------------
  Pro forma net income.................              $ 2,802,995  $ 12,047,441
                                                     ===========  ============
  Pro forma net income per share.......              $      0.23  $       0.94
                                                     ===========  ============
  Weighted average shares outstanding..               11,900,357    12,883,938
  Plus shares attributable to excess
   distributions.......................                  351,640            --
                                                     -----------  ------------
  Pro forma weighted average shares
   outstanding.........................               12,251,997    12,883,938
                                                     ===========  ============


          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                           ADDITIONAL               RETAINED
                         PREFERRED COMMON    PAID-IN   PARTNERS'    EARNINGS
                           STOCK    STOCK    CAPITAL    CAPITAL    (DEFICIT)       TOTAL
                         --------- ------- ----------- ---------  ------------  ------------
Balance at December 31,
 1993...................  $   --   $ 3,005 $    22,821 $      --  $  4,127,134  $  4,152,960
Distribution............      --        --          --        --    (3,857,759)   (3,857,759)
Stock issuance..........      --        10         990        --            --         1,000
Capital contributed.....      --        --   1,000,000 1,200,000            --     2,200,000
Net income..............      --        --          --    35,484     6,869,501     6,904,985
                          ------   ------- ----------- ---------  ------------  ------------
Balance at December 31,
 1994...................      --     3,015   1,023,811 1,235,484     7,138,876     9,401,186
Distribution............      --        --          --        --   (11,232,335)  (11,232,335)
Capital contributed.....      --        --   3,000,000        --            --     3,000,000
Net income (loss).......      --        --          --  (584,576)    3,893,953     3,309,377
                          ------   ------- ----------- ---------  ------------  ------------
Balance at December 31,
 1995...................      --     3,015   4,023,811   650,908      (199,506)    4,478,228
Distribution............      --        --          --        --   (16,982,933)  (16,982,933)
Capital contributed.....      --        --     700,000        --            --       700,000
Stock issuance, net of
 offering costs.........      --     4,650  67,758,127        --            --    67,762,777
Issuance of stock loan..      --     2,550          --        --            --         2,550
Reorganization..........   2,550     6,335     406,089  (414,974)           --            --
Net income..............      --        --          --  (235,934)   16,204,955    15,969,021
                          ------   ------- ----------- ---------  ------------  ------------
Balance at December 31,
 1996...................  $2,550   $16,550 $72,888,027 $      --  $   (977,484) $ 71,929,643
                          ======   ======= =========== =========  ============  ============


          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          FOR THE YEAR ENDED DECEMBER 31,
                                       ---------------------------------------
                                          1994          1995          1996
                                       -----------  ------------  ------------
Cash flows from operating activities:
  Net (loss) earnings................. $ 6,904,985  $  3,309,377  $ 15,969,021
  Adjustments to reconcile net
   earnings to cash provided by (used
   in) operating activities:
    Depreciation and amortization.....   1,302,434     3,980,525     6,213,319
    (Gain) loss on disposition of
     property and equipment...........     (98,215)        1,607       (12,089)
    Loss on investment................     100,000        26,900            --
    Amortization of discount on note
     payable..........................          --        27,580        76,460
    Deferred federal income tax.......     366,599            --      (109,000)
  Decrease (increase) in, net of
   acquisition of businesses
    Accounts receivable, net..........  (3,376,416)   (3,053,276)  (10,045,099)
    Prepaid expenses and other current
     assets...........................      (8,822)     (124,344)     (484,376)
    Other assets......................    (116,606)     (286,221)     (196,318)
  (Decrease) increase in, net of
   acquisition of businesses
    Accounts payable..................     365,984      (521,669)    1,160,099
    Accrued payroll liabilities.......     152,979       132,864       581,982
    Other accrued liabilities.........      37,852       506,101     4,899,887
    Deferred revenues.................     725,347      (612,070)     (297,648)
    Income tax payable................  (1,810,851)      220,328       595,788
    Other liabilities.................     (77,043)      (77,043)      425,240
  Net reciprocal arrangements.........  (3,214,830)   (1,424,927)   (4,915,659)
                                       -----------  ------------  ------------
    Net cash provided by operating
     activities.......................   1,253,397     2,105,732    13,861,607
                                       -----------  ------------  ------------
Cash flows from investing activities:
  Acquisitions of companies...........    (585,432)   (9,218,718)   (4,943,814)
  Advances on receivables to related
   parties............................    (316,993)     (786,361)   (1,749,347)
  Payments on receivables from related
   parties............................          --       315,927
  Advances on receivable from
   stockholders.......................  (1,693,043)      (84,227)           --
  Proceeds from sale of property and
   equipment..........................   1,043,601       224,957        17,171
  Acquisitions of property and
   equipment..........................    (835,050)   (2,043,245)   (6,839,588)
                                       -----------  ------------  ------------
    Net cash used in investing
     activities....................... $(2,386,917) $(11,907,594) $(13,199,651)
                                       ===========  ============  ============

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                                          FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           1994         1995          1996
                                        -----------  -----------  ------------
Cash flows from financing activities:
  Increase in disbursement float....... $   451,249  $   288,761  $    255,034
  Financing costs......................    (229,885)    (314,601)           --
  Proceeds from long-term debt.........   8,008,536   16,890,155     9,411,309
  Principal payments on long-term debt.  (4,441,471)  (2,057,748)  (30,801,073)
  Distributions........................  (2,364,225)  (8,631,116)   (7,601,206)
  Issuance of stock, net of offering
   costs...............................       1,000           --    67,765,327
  Capital contributions................   2,200,000    3,000,000       700,000
                                        -----------  -----------  ------------
    Net cash provided by financing
     activities........................   3,625,204    9,175,451    39,729,391
                                        -----------  -----------  ------------
Net (decrease) increase in cash and
 cash equivalents......................   2,491,684     (626,411)   40,391,347
Cash and cash equivalents at beginning
 of year...............................   1,184,673    3,676,357     3,049,946
                                        -----------  -----------  ------------
Cash and cash equivalents at end of
 year.................................. $ 3,676,357  $ 3,049,946  $ 43,441,293
                                        ===========  ===========  ============
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for
   interest............................ $   261,000  $ 1,246,000  $  1,832,843
                                        ===========  ===========  ============
  Cash paid during the year for income
   taxes............................... $ 4,325,000  $   923,000  $  2,855,546
                                        ===========  ===========  ============
Supplemental noncash investing and
 financing activities:
  Stockholder distributions by:
    Reduction of stockholder note
     receivable........................     560,165    1,790,868     4,819,390
    Increase in shareholder note
     payable...........................          --           --     3,100,000
    Transfer of property...............     933,369      966,518     1,462,337
                                        -----------  -----------  ------------
                                        $ 1,493,534  $ 2,757,386  $  9,381,727
                                        ===========  ===========  ============
  Property and equipment acquired
   through reciprocal activities....... $ 1,877,372  $   702,970  $    489,537
                                        ===========  ===========  ============
  Reciprocal activities related to
   business acquisitions............... $ 2,000,000  $ 1,500,000  $         --
                                        ===========  ===========  ============


          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  From 1978 until the closing of the the Company's initial public offering (the "Public Offering") in October 1996, the business of Metro Networks, Inc. and subsidiaries ("the Company") was operated through Metro Traffic Control, Inc. ("MTC"), a Maryland corporation; Metro Reciprocal, Inc. ("MRI"), a Texas corporation; Metro Networks, Ltd. ("MNW"), a Texas limited partnership; Metro Video News, Inc. ("MVN"), a Texas corporation; and their subsidiaries (collectively, the "Predecessor Companies"). Until the closing of the Public Offering, all of the equity interests in the Predecessor Companies were owned by the Chairman and Chief Executive Officer of the Company, and certain trusts (the "Trusts") created for the benefit of this individual's children.

  In May 1996, Metro Networks, Inc. was incorporated in Delaware. Immediately prior to the closing of the Public Offering, the controlling shareholder established Metro Networks, Inc. as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies into Metro Traffic Control, Inc., by exchanging such interests for 9,350,607 shares of Metro Networks, Inc.'s common stock and 2,549,750 shares of Metro Networks, Inc.'s Series A Convertible Preferred Stock (the "Reorganization"). Subsequent to the Reorganization, Metro Traffic Control, Inc. is a wholly owned subsidiary of the Company.

  As the equity interests were held under common control and were contributed by the resulting shareholder of the Company, the underlying assets are recorded at their historical costs, similar to pooling of interest accounting. References to Metro Networks, Inc. in the accompanying financial statements include the predecessor entities prior to the Reorganization.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary and, prior to the Reorganization, the combined financial statements of the Predecessor Companies. All intercompany accounts and transactions have been eliminated in consolidation/combination.

 Business

  The Company provides traffic reporting services, local news, sports, weather and other information reporting services to the television and radio broadcast industries. In exchange for the Company's information reports, television and radio station broadcast affiliates provide commercial airtime to the Company. The packaging and sale of this commercial airtime accounts for substantially all of the Company's revenue. The Company's information reports are broadcast by radio and television broadcast affiliates throughout the United States.

 Revenue Recognition

  The Company provides programming to radio and television stations in exchange for commercial airtime. The airtime is subsequently sold to advertisers for either cash or other goods and services. Revenue and the related accounts receivable is recognized at the time commercials are broadcast. If cash, merchandise or services are received prior to the broadcast of the commercial, deferred revenue is recorded.

  Revenue from the Company's exchange of advertising time for goods and services is recorded at the estimated fair market value of goods or services received or to be received. The value of goods and services is charged to expense when used.

  Operations are charged with a provision for doubtful accounts based on collection experience and a current review of the collectibility of accounts. Accounts deemed uncollectable are applied against the allowance for doubtful accounts.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The disbursement float liability represents uncleared checks related to zero balance accounts. The Company records these amounts as liabilities.

 Property and Equipment

  Property and equipment are stated at cost. The cost of ordinary maintenance is charged to operations, while renewals and replacements are capitalized. Depreciation is computed based on the straight-line method over the following estimated useful lives:

      Operating equipment............................................ 3-10 years
      Transportation equipment.......................................    3 years
      Leasehold improvements.........................................   10 years

  Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $1,770,043, $1,249,702 and $882,577, respectively.

 Intangible Assets

  Intangible assets include goodwill, purchased broadcast contracts, non-compete agreements, trademarks and licenses. Intangible assets are amortized on a straight-line basis over the estimated eventual term of the customer's contract or the estimated useful life of the asset for periods ranging from three to five years.

 Federal and State Income Tax

  Prior to the Reorganization, MNW owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Subsequent to the Reorganization all of the operations will be included in the consolidated tax return of the Company. Accordingly at the time of Reorganization the Company recorded an increase in the deferred tax liability of $66,000, which represented the tax basis differential between financial and tax assets and liabilities associated with the S Corporations and partnerships included in the Reorganization.

  Prior to the Reorganization, MRI and MVN and MTC elected to be taxed under S corporation provisions of the Internal Revenue Code. Under these provisions, MRI, MVN and MTC are not liable for federal income taxes. Instead, the stockholders are liable for individual federal income taxes on their taxable income. Also, prior to the Reorganization, MNW was a partnership for federal income tax purposes and accordingly, the partners were liable for federal income taxes on their respective income. Accordingly, losses are not available to the Company to offset income.

  The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

 Stock-Based Compensation

  Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 123 ("Accounting for Stock-Based Compensation"). This standard allows a company to adopt a fair value based method of accounting for a stock-based employee compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees"). The Company has chosen to continue to account for stock-based compensation under the intrinsic value method and provides the pro forma effects of the fair value method as required. Accordingly, there was no significant impact as a result of the Company's adoption of this standard.

 Accrued Reciprocal Liabilities

  Accrued reciprocal liabilities represent goods and services owed to radio stations in exchange for airtime received from these radio stations.

 Reciprocal and Airtime Obligations

  Reciprocal and airtime obligations represent broadcast obligations incurred as part of the purchase price for acquisitions. Such obligations are recorded at the fair market value of the airtime when the acquisition was made.

 Earnings Per Share

  Weighted average shares outstanding, net income per share and pro forma net income per share are calculated assuming the shares issued in conjunction with the Reorganization were outstanding for the periods presented. In addition, an adjustment has been made to reflect the distributions which exceeded capital contributions and net income in accordance with the rules of the Securities and Exchange Commission.

  For purposes of computing earnings per share, the common shares outstanding as a result of the Stock Loan and Pledge Agreement (see Note 15) are considered outstanding, however the shares related to the convertable preferred stock are not considered to be common stock equivalents. This is due to the fact that under the terms and provisions of the Stock Loan and Pledge Agreement the preferred shares outstanding can not be converted into common stock while the stock loan is outstanding.

 Pro Forma Financial Data (unaudited)

  Pro forma income taxes are set forth herein because certain of the Predecessor Companies operated as subchapter S corporations or Partnerships for federal income tax purposes. Pro forma income taxes reflect federal income taxes that would have been incurred had all the Predecessor Companies been subject to such taxes. Such amounts have been deducted from net earnings for pro forma purposes in the accompanying statements of operations pursuant to the rules and regulations of the Securities and Exchange Commission.

 Use of Estimates

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Fair Value of Financial Instruments

  The estimated fair value of related party receivables and long-term debt are not materially different from carrying value for financial statement purposes.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

 Accounting Pronouncements

  The Company adopted Financial Accounting Standards No.121 ("Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of") effective January 1, 1996. This standard requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in events indicate that the carrying amount of the asset cannot be recoverable. The adoption of this standard did not materially affect the Company's consolidated results of operations or financial position.

 Reclassifications

  Certain reclassifications have been made to prior year amounts in order to conform to the 1996 presentation. Reciprocal receivables and liabilities are shown gross in the current year and had been shown net in prior years.

NOTE 2--INITIAL PUBLIC OFFERING

  In October 1996, the Company completed its initial public offering of its common stock (the "Public Offering"). Of the 7,200,000 shares of common stock offered, 3,600,000 shares were sold by the selling shareholder. In addition, the Company's underwriters exercised the underwriters' over-allotment option which resulted in the Company selling an additional 1,050,000 shares. The Company received approximately $67.8 million in cash, net of underwriting discounts and commissions, and other expenses.

NOTE 3--MERCHANDISE AND SCRIP INVENTORY

  Merchandise and scrip inventory consists of miscellaneous merchandise and airline tickets, lodging, meals and other goods received by the Company in exchange for advertising time, and are valued at the fair market value of goods received. The components of the merchandise and scrip inventory are as follows:

                                                                 DECEMBER 31,
                                                               -----------------
                                                                 1995     1996
                                                               -------- --------
      Merchandise inventory................................... $156,496 $198,310
      Scrip inventory.........................................  243,110  368,834
                                                               -------- --------
                                                               $399,606 $567,144
                                                               ======== ========

NOTE 4--ACQUISITIONS

  The Company made the following acquisitions, each of which has been accounted for using the purchase method of accounting.

  On July 19, 1994, the Company acquired substantially all of the tangible and intangible assets, contracts, distributor relationships, and advertiser and affiliate lists of Hildebrand Communications, Inc. ("Hildebrand"), and assumed certain liabilities in exchange for cash consideration of $100,000. The excess of the aggregate purchase price over the fair market value of the net assets acquired of $15,000 was recognized as the value of the non-compete agreement executed by the seller and is being amortized over a five-year period.

  On July 1, 1994, the Company acquired certain of the tangible and intangible assets, contracts, distributor relationships, and advertiser and affiliate lists of Wisconsin Information Systems, Inc. d/b/a The Milwaukee Traffic Network ("Wisconsin"), and assumed certain liabilities in exchange for cash consideration of $79,000. MTC also agreed to provide the seller with a performance fee for the initial twenty-four months of MTC's ownership equal to 15% of net operating revenue, as defined. The excess of the aggregate purchase price over the fair market value of the assets acquired of $15,000 was recognized as the value of the non-compete agreement executed by the seller and is being amortized over a five-year period.

  On October 26, 1994, the Company acquired substantially all of the business assets and assumed certain liabilities of Charlotte Traffic Patrol, Inc. ("CTP"), a North Carolina corporation. CTP is engaged in the business

                     METRO NETWORKS, INC. AND SUBSIDIARIES
of providing vehicular traffic condition reports through the broadcast media in the metropolitan area of Charlotte, North Carolina and certain surrounding areas. The purchase price of $3.5 million consisted of a $600,000 cash payment at closing and notes payable of $900,000. The notes payable are secured by a stand-by letter of credit issued by a commercial bank. As part of the consideration for the purchase of the assets, the Company agreed to provide CTP with certain radio advertising in the Charlotte area each calendar month during the five-year period beginning the date of closing and ending October 31, 1999. The Company also assumed CTP's obligations under its existing office lease and CTP's affiliate contracts.

  On March 24, 1995, the Company acquired 100% of the stock of TrafficScan, Incorporated ("TSI"). TSI is in the business of providing traffic information services to the broadcast media in the greater Atlanta geographic region. The consideration for the stock of TSI included cash of approximately $4 million and trade credits of approximately $1.5 million. Approximately $5.1 million of the purchase price was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized on a straight-line basis over five years.

  On March 9, 1995, the Company acquired all of the outstanding shares of Skyview Broadcasting Networks Inc. ("SBN"), an Arizona corporation. The consideration for the stock of SBN included cash of $2.28 million and non-interest bearing notes payable of approximately $463,000. The purchase price was allocated to the net assets based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $2.5 million. The excess purchase price was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized on a straight-line basis over five years.

  On March 9, 1995, the Company also acquired 100% of the shares of Airborne Broadcast Consultants ("Airborne"), a Nevada corporation. The Company acquired the stock for cash consideration of $1.14 million and noninterest bearing notes payable of approximately $232,000. The purchase price was allocated to the net assets of the acquired company based upon their estimated fair value. The excess purchase price of approximately $1.3 million was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized on a straight-line basis over five years. The consideration represented by the notes payable for the SBN and Airborne stock purchases are payable in the amounts of approximately $347,000 each to the two previous owners in twenty-three equal installments of approximately $15,000, with a final payment in the twenty-fourth month. These notes payable are noninterest bearing and are discounted at an interest rate of 8%.

  On March 9, 1995, the Company acquired substantially all of the tangible and intangible business assets and acquired certain liabilities of Airborne Broadcasting Systems, Inc. ("ABS"), a Tennessee corporation. ABS operates a network of broadcast affiliates serving the greater Nashville and Memphis, Tennessee markets and the Louisville, Kentucky market. Through these affiliates, ABS provides traffic, news and weather information in exchange for advertising availabilities. The purchase price of approximately $2.1 million consisted of cash consideration of $1,780,000 and noninterest bearing notes payable of approximately $358,000, less note discount at 8%. The purchase price was allocated to the net assets based upon their estimated fair market values. The excess purchase price of approximately $2.1 million was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a five-year period.

  On January 3, 1996, the Company acquired substantially all of the tangible and intangible business assets and assumed certain liabilities of Aeromedia, Inc. ("Aeromedia"), a Utah corporation. Aeromedia operates a network of broadcast affiliates serving the Salt Lake City metropolitan area in exchange for advertising availabilities and other compensation. As consideration for the asset purchase, the Company paid $200,000 at closing and agreed to pay additional contingent consideration in a final payment based upon net sales of Aeromedia for the calendar year 1996. The final payment which was based upon net sales as defined in the Asset Purchase Agreement was $250,000.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  On January 4, 1996, the Company acquired the stock of Traffic Net Inc. ("TNI"), a Rhode Island corporation, Traffic Net of Connecticut, Inc. ("TNCI"), a Connecticut corporation, and The Weather Bureau, Inc. ("TWB"), a Massachusetts corporation (collectively, the "Traffic Net Group"). In exchange for 100% of the outstanding shares of the Traffic Net Group, the Company paid cash consideration of approximately $2.9 million, net of $100,000 in deferred purchase price related to certain contingent liabilities, as described in the TNI Stock Purchase Agreement. As additional consideration, the Company paid cash of approximately $410,000 to acquire existing trade receivables all of which has been subsequently collected.

  On October 31, 1996, the Company acquired substantially all of the tangible and intangible assets of Wisconsin Information Systems, Inc. ("Wisconsin"), an Ohio corporation. Wisconsin operates a network of broadcast affiliates serving the Milwaukee, Wisconsin, Oklahoma City, Oklahoma, Albuquerque, New Mexico and Omaha, Nebraska areas. The cash purchase price of approximately $650,000 was allocated to the net assets based upon their estimated fair market values. The excess purchase price of approximately $600,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a five-year period.

  Subsequent to December 31, 1996, the Company made the following acquisitions, each of which will be accounted for using the purchase method of accounting.

  On January 2, 1997, the Company acquired substantially all of the tangible and intangible assets of Airborne Traffic Network, Inc.("Airborne"), a Kansas corporation. Airborne operates a network of broadcast affiliates serving the Kansas City, Kansas and Omaha, Nebraska metropolitan areas. As consideration for the asset purchase, the Company paid $1,350,000 at closing and agreed to pay an additional contingent consideration in a final payment based upon net revenue or operating cash flow of Airborne for the 12 month period following the closing date. The final payment, based upon net revenue or operating cash flow as defined in the Asset Purchase Agreement, ranges from zero for net revenue less than $1,200,000 or operating cash flow less than $400,000 up to $150,000 for net revenue greater than or equal to $1,800,000 or operating cash flow greater than or equal to $600,000.

  On January 3, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of TWI Networks, Inc., an Ohio corporation ("TWI"). TWI operates a network of broadcast affiliates serving the Cincinnati, Columbus and Dayton, Ohio areas, the Memphis and Nashville, Tennessee areas and the Miami, Florida area. The purchase price of approximately $3.7 million consisted of cash consideration of $2,700,000 and installment notes payable of $1,000,000. The purchase price was allocated to the net assets based upon their estimated fair market values. The excess purchase price of approximately $3.25 million was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a five-year period.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  The following is a summary of the 1995 and 1996 acquisitions:

                                                        DECEMBER 31,
                                              ---------------------------------
                                                 1994       1995        1996
                                              ---------- ----------- ----------
   Assets acquired:
     Accounts receivable..................... $  126,821 $   994,803 $  553,982
     Fixed assets............................    226,911     513,670    122,870
     Other assets............................     30,000      17,180     74,224
     Purchased broadcast contracts and other
      intangibles............................  5,053,258  13,187,162  5,427,149
                                              ---------- ----------- ----------
                                               5,437,000  14,712,815  6,178,225
   Liabilities assumed:
     Notes payable...........................    601,839     730,452         --
     Other liabilities.......................  3,156,161   3,752,838  1,804,498
                                              ---------- ----------- ----------
                                               3,758,000   4,483,290  1,804,498
   Less: Notes payable issued................    900,000   1,052,913         --
                                              ---------- ----------- ----------
   Cash paid................................. $  779,000 $ 9,176,612 $4,373,727
                                              ---------- ----------- ----------

  The following unaudited pro forma information represents the combined results of operations of the Company as if the TSI, SBN, Airborne and ABS acquisitions had been combined with the Company as of January 1, 1995.

                                                                 DECEMBER 31,
                                                                 (UNAUDITED)
                                                               ----------------
                                                                1995     1996
                                                               ------- --------
      Advertising Revenues (thousands)........................ $74,846 $109,899
      Net Income (thousands)..................................   2,854   15,950

  The pro forma information is not necessarily indicative of operating results that would have occurred if each major acquisition had been consummated as of January 1, 1995, nor is it necessarily indicative of future operating results. The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition and as if the Wisconsin acquisition had been combined with the Company as of January 1, 1996.

NOTE 5--ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The activity in the allowance for doubtful accounts is as follows:

                                       BALANCE                          BALANCE
                                         AT     CHARGED TO WRITE-OFFS    AT END
                                      BEGINNING COSTS AND    NET OF        OF
                                      OF PERIOD  EXPENSES  RECOVERIES    PERIOD
                                      --------- ---------- -----------  --------
Year ended December 31, 1994......... $691,912   $802,230  $(1,000,299) $493,843
Year ended December 31, 1995.........  493,843    443,169     (626,750)  310,262
Year ended December 31, 1996.........  310,262    801,625     (448,744)  663,143

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 6--OTHER ACCRUED LIABILITIES

  The following are the components of other accrued liabilities as of the respective dates:

                                                               DECEMBER 31,
                                                           ---------------------
                                                              1995       1996
                                                           ---------- ----------
      Trade payables...................................... $  267,741 $1,599,076
      Bonus accrual.......................................    416,043  1,349,036
      Commission..........................................    534,860  1,815,160
      Other...............................................    488,441  1,843,700
                                                           ---------- ----------
                                                           $1,707,085 $6,606,972
                                                           ========== ==========

NOTE 7--RECIPROCAL REVENUES AND EXPENSES

  The following is a summary of reciprocal revenues and expenses for the respective periods:

                                                          DECEMBER 31,
                                                --------------------------------
                                                   1994       1995       1996
                                                ---------- ---------- ----------
      Reciprocal revenues...................... $7,983,076 $8,375,372 $8,730,531
                                                ========== ========== ==========
      Reciprocal expenses......................  7,755,871  9,464,790  6,314,230
                                                ========== ========== ==========

NOTE 8--PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES

  Purchased broadcast contracts and other intangibles is comprised of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1995        1996
                                                        ----------- -----------
      Non-compete agreements........................... $ 2,935,649 $ 2,924,214
      Purchased broadcast contracts....................  12,403,544  14,232,769
      Goodwill, trademarks and licenses................   2,514,314   3,700,337
                                                        ----------- -----------
                                                         17,853,507  20,857,320
      Less: accumulated amortization...................   4,103,863   6,783,078
                                                        ----------- -----------
                                                        $13,749,644 $14,074,242
                                                        =========== ===========

NOTE 9--NOTES PAYABLE AND LONG-TERM DEBT

  Short-term notes payable consists of various notes with an original maturity of less than one year. Long-term debt consists of:

                                                                DECEMBER 31,
                                                            --------------------
                                                               1995       1996
                                                            ----------- --------
Notes payable related to $30,000,000 revolving credit
 agreement at variable rates (weighted average of 7.57% at
 December 31, 1995).......................................   21,121,000       --
Various acquisition notes payable, discounted at 8%, due
 1997 through 1999........................................    1,224,083  686,395
Unsecured note payable to bank at prime (8.25% at December
 31, 1996), due 1997 through 2000.........................      132,750  105,750
Various notes payable at fixed rates of 7% to 9.50%.......       61,580       --
                                                            ----------- --------
                                                             22,539,413  792,145
Less: Current portion.....................................      662,257  318,789
                                                            ----------- --------
                                                            $21,877,156 $473,356
                                                            =========== ========

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  The following is a schedule of future maturities of long-term debt as of December 31, 1996:

      1997............................................................. $318,789
      1998.............................................................  146,107
      1999.............................................................  153,533
      2000.............................................................  161,786
      2001.............................................................   11,930
                                                                        --------
                                                                        $792,145
                                                                        ========

  On October 22, 1996, the Company paid off the notes payable related to the $30,000,000 million revolving agreement and replaced this facility with a reducing revolving credit facility which provides for maximum aggregate permitted borrowings of $30,000,000. The new line of credit expires December 31, 2003, and will begin reducing in March 1999. The new line of credit bears interest at a variable rate indexed to the lender's prime rate or LIBOR. The new line of credit has a commitment fee based on the daily average unborrowed balance and is secured by the granting of a lien by the Company and its subsidiary on all of their respective assets and a pledge of the Company's equity interest in its subsidiary in favor of the lender. The new line of credit provides for various restrictions on the Company which would restrict the Company, without first obtaining the lender's consent, from taking certain actions, including but not limited to incurring additional indebtedness, making certain acquisitions or consolidating with any other entity, altering its existing capital structure and paying certain dividends.

NOTE 10--INCOME TAXES

  Income tax expense from continuing operations is comprised of the following:

                                                         DECEMBER 31,
                                               --------------------------------
                                                  1994       1995       1996
                                               ---------- ---------- ----------
Current, federal.............................. $1,265,662 $  722,254 $2,392,913
Current, state................................    546,882    314,098  1,178,422
Deferred, federal.............................    366,599         --   (109,000)
                                               ---------- ---------- ----------
                                               $2,179,143 $1,036,352 $3,462,335
                                               ========== ========== ==========

  The difference between the effective tax rate of income tax expense and the amount which would be determined by applying the statutory U.S. income tax rates to income from continuing operations before income tax expense is explained below according to the tax implications of various items of income or expense:

                                                     DECEMBER 31,
                                          ------------------------------------
                                             1994         1995        1996
                                          -----------  ----------  -----------
Provision for income tax expense at U.S.
 stautory rates.......................... $ 3,088,604  $1,477,548  $ 6,800,975
Increase (decrease) in tax provision
 resulting from:
  Nontaxable S-Corporation and
   partnership (earnings) losses.........  (1,645,277)   (666,838)  (5,448,781)
  State income taxes, net of federal tax
   benefit...............................     351,042     204,164    1,024,183
  Deferred federal income tax reversal
   due to change in tax status...........     321,599          --           --
  Amortization of goodwill...............          --          --    1,099,686
  Other..................................      63,175      21,478      (13,728)
                                          -----------  ----------  -----------
                                          $ 2,179,143  $1,036,352  $ 3,462,335
                                          ===========  ==========  ===========

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes related to the C corporations included in the combined group.

  The components of the net deferred income tax assets and liabilities at December 31, 1996 consist of the following:

      Deferred income tax assets:
      Allowance for uncollectable accounts.......................... $  232,000
      Accrued liabilities...........................................    148,000
      Fixed asset basis difference..................................    197,000
      Book over tax amortization on intangible assets...............    464,000
                                                                     ----------
      Total deferred income tax assets..............................  1,041,000
      Deferred income tax liabilities:
      Tax over book depreciation on property and equipment..........   (491,000)
      Book over tax barter valuation................................   (441,000)
                                                                     ----------
      Total deferred income tax liabilities.........................   (932,000)
                                                                     ----------
      Net deferred income tax asset.................................    109,000
      Current deferred income tax liability.........................    (61,000)
                                                                     ----------
      Net long-term income tax asset................................ $  170,000
                                                                     ==========

  Prior to the Reorganization, MNW owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Subsequent to the Reorganization all of the operations will be included in the consolidated tax return of the Company. Accordingly at the time of Reorganization the Company recorded an increase in the deferred tax liability of $66,000, which represented the tax basis differential between financial tax associated with the S Corporations and partnerships included in the reorganization.

NOTE 11--COMMITMENTS AND CONTINGENCIES

  The Company leases certain of its office facilities and equipment over periods ranging from one to ten years. Total facility expense for the years ended December 31, 1996, 1995 and 1994 was $3,384,000, $2,701,000 and
$2,256,000, respectively. Future rentals for operating leases at December 31, 1996 are as follows:

      1997........................................................... $1,885,807
      1998...........................................................  1,618,490
      1999...........................................................  1,205,435
      2000...........................................................  1,009,689
      2001...........................................................    761,588
      Thereafter.....................................................  1,888,473
                                                                      ----------
                                                                      $8,369,482
                                                                      ==========

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  Additionally, the Company is obligated to provide advertising in exchange for leasing certain office facilities and equipment over periods ranging from one to ten years. Future rentals for operating leases at December 31, 1996 based on the fair market value of the leases are as follows:

      1997........................................................... $1,276,563
      1998...........................................................    747,740
      1999...........................................................    531,376
      2000...........................................................    362,110
      2001...........................................................    247,673
      Thereafter.....................................................    295,674
                                                                      ----------
                                                                      $3,461,136
                                                                      ==========

  The Company is subject to litigation arising in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 12--DEFINED CONTRIBUTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

  Effective April 1995, the Company established a profit sharing plan under
Section 401(k) of the Internal Revenue Code for all eligible employees. All eligible employees are permitted to defer compensation up to a maximum of 10% of their income. The plan provides for a matching contribution by the Company, which amounted to $274,000 and $195,000 in 1996 and 1995, respectively.

  A total of 1,500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"). None of such shares have been issued. The Purchase Plan permits an eligible employee of the Company to purchase common stock at a discount through payroll deductions not to exceed 10% of the compensation received by such employee during such pay period ("Employee Purchases"). An employee's right to purchase shares under the Purchase Plan will be granted at the beginning of each six month period based on payroll deductions made in the prior six month period. All purchases will be made automatically at the end of each six month period. Employee Purchases cannot exceed $25,000 in any plan year. The price at which the Common Stock is purchased under the Purchase Plan as set by the Board of Directors is the lesser of 95% of the fair market value of the Common Stock at the time an employee's right to purchase the stock is granted, or the fair market value of the Common Stock on the date of purchase.

NOTE 13--STOCK OPTIONS

  The Company's Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 540,000 were issued at $16 per share upon the effective date of the Public Offering. The exercise price of options granted under the 1996 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combined voting power of all classes of stock of the Company) of the common stock on the date such option was granted. Options granted under the 1996 Plan typically become vested and exercisable for up to 33 1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33 1/3% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company, (ii) the expiration of 90 days from the date the optionee's employment with the Company terminates for any reason other than cause,

                     METRO NETWORKS, INC. AND SUBSIDIARIES
death, or disability, (iii) the expiration of one year after the optionee's death or (iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such transaction, whether or not vested as of such date of consummation. In addition, 30,000 options were granted in October 1996 to non-employee members of the Board of Directors at an exercise price of $16 per share.

  At December 31,1996, 570,000 options were outstanding and no options were exercisable.

  The Company applies APB Opinion No. 25 in accounting for its stock option plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, there would have not been a material effect on either net income or net income per share. The fair value of the options granted during 1996 is estimated as $3,715,200 (unaudited) on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, volatility of 37.5%, risk free interest rate of 6.2%, assumed annual forfeiture rate of 5%, and an expected life of 5 years.

NOTE 14--COMMON STOCK, PREFERRED STOCK AND PARTNERS' CAPITAL

  Immediately prior to the closing of the Public Offering, the Company entered into a Stock Loan and Pledge Agreement with the controlling shareholder pursuant to which the Company loaned the controlling shareholder 2,549,750 shares of common stock (the "Loaned Stock"). The loan is for a term of ten years, although the Company has the right to require the return of the Loaned Stock from the controlling shareholder prior to that time upon three days notice. As security for the loan, the controlling shareholder pledged 2,549,750 shares of Series A Convertible Preferred Stock of the Company which, when converted into common stock, will equal the number of shares of Loaned Stock. The controlling shareholder is obligated to pay the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock Loan and Pledge Agreement) or at the end of the ten year term. The Company will forfeit this portion of the fee if it calls the loan prior to the end of the ten year term. The controlling shareholder paid an initial transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

  Common stock is as follows:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1995   1996
                                                                 ------ -------
METRO NETWORKS, INC.
  Common stock--$0.001 par value, 25,000,000 shares authorized,
   16,550,000 shares issued and outstanding..................... $   -- $16,550
METRO TRAFFIC CONTROL, INC.
  Common stock--stated value $2.50, 2,600 shares authorized,
   1,198 shares issued and outstanding..........................  2,995      --
METRO RECIPROCAL, INC.
  Common stock--$0.01 par value, 1,000,000 shares authorized,
   1,000 shares issued and outstanding..........................     10      --
METRO VIDEO NEWS, INC.
  Common stock--$0.01 par value, 1,000,000 shares authorized,
   1,000 shares issued and outstanding..........................     10      --
                                                                 ------ -------
                                                                 $3,015 $16,550
                                                                 ------ -------

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  The table above represents the common stock outstanding of the combined Company as of December 31, 1995 and the ultimate Parent as of December 31, 1996.

  Preferred stock is as follows:

                                                                    DECEMBER
                                                                       31,
                                                                   -----------
                                                                   1995  1996
                                                                   ---- ------
METRO NETWORKS, INC.
  Preferred stock--$0.001 par value, 10,000,000 shares authorized,
   Series A Convertible Preferred Stock, 2,549,750 shares issued and outstanding................................................ $ -- $2,550

NOTE 15--RELATED PARTY TRANSACTIONS

  Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to the basis on which estimates are made by others in the broadcast industry. As of December 31, 1996, the Company is obligated to provide approximately $3.4 million of commercial airtime, goods and services under these reciprocal arrangements. Immediately prior to the Public Offering, the Company entered into an agreement with the controlling shareholder pursuant to which the controlling shareholder was distributed the goods and services the Company held for his benefit. The Company also distributed to the controlling shareholder all of its rights to the goods and services that are subject of existing reciprocal arrangements but which had not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

  Immediately prior to the closing of the Public Offering, the Company entered into a Stock Loan and Pledge Agreement with the controlling shareholder pursuant to which the Company loaned the controlling shareholder 2,549,750 shares of common stock (the "Loaned Stock"). The loan is for a term of ten years, although the Company has the right to require the return of the Loaned Stock from the controlling shareholder prior to that time upon three days notice. As security for the loan, the controlling shareholder pledged 2,549,750 shares of Series A Convertible Preferred Stock of the Company which, when converted into common stock, will equal the number of shares of Loaned Stock. The controlling shareholder is obligated to pay the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock Loan and Pledge Agreement) or at the end of the ten year term of the Stock Loan and Pledge Agreement. The Company will forfeit this portion of the fee if it calls the loan prior to the end of the ten year term. The controlling shareholder paid an initial transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

  During 1996, the Company leased certain real property in Vail, Colorado and in Malibu, California from Five S Properties, Ltd., a limited partnership of which a company owned by the controlling shareholder is the general partner ("Five S"). Such properties were used for affiliate relations and for other Company business-related purposes. The annual lease payments on these properties are $60,000 and $240,000, respectively. The amounts of such lease payments were determined by the Company based on its estimate of the values of the leased properties but without preference to outside sources of valuation. Because the Company did not make full-time use of these properties, such leases were terminated as of October 1996, and the Company has no intention to enter into similar leases. The Company paid $250,000, $300,000 and $100,000 in rent expense to

                     METRO NETWORKS, INC. AND SUBSIDIARIES

Five S for the years ended December 31, 1996, 1995 and 1994, respectively. Prior to October 1996, the Company incurred certain operating and interest expenses on behalf of Five S. In October 1996, the Company distributed a note receivable from Five S to the controlling shareholder in the amount of $832,495, representing the amounts incurred on behalf of Five S net of the lease payments.

  The Company entered into certain transactions with a company owned by the controlling shareholder. The Company guaranteed the annual lease payments for such company in the amount of $60,000; such obligations continued through December 31, 1996. The Company purchased the majority of its travel tickets through such company, and as of December 31, 1996, the Company has ceased all transactions with such company.

  The controlling shareholder has personally utilized the services of several of the Company's employees. The total compensation paid to such employees was $178,246 in 1996. Except for certain individuals who provide security and transportation services to the controlling shareholder, these persons ceased to be employees of the Company.

  At December 31, 1994, the Company had a demand note receivable from the controlling shareholder totaling $1,706,641, bearing interest at the prime rate plus 1% for cash advances made to him. At December 31, 1995, the Company had outstanding receivables from entities owned by the controlling shareholder totaling $1,075,030 bearing interest at the prime rate plus 1%. For the years ended December 31, 1996, 1995 and 1994, the Company had recorded $107,438, $131,797 and $105,641, respectively, in interest income related to the above receivables.

  As of October 1996, the Company and the controlling shareholder entered into an agreement pursuant to which the controlling shareholder may seek reimbursement from the Company for any income tax obligation attributable to any period prior to the Reorganization. Alternatively, in the event that the status of any of MVN, MRI or MTC as a subchapter S corporation is not respected, the Company may seek reimbursement from the controlling shareholder, but only to the extent that the controlling shareholder receives a tax refund attributable to amounts he previously included in income in his capacity as a shareholder of such corporations. In October 1996, the Company distributed to the controlling shareholder a note for $3,100,000. This note relates to estimated tax amounts owed by the controlling shareholder as a result of his ownership interest in S corporations and partnerships for the period January 1, 1996 to the date of the Reorganization. The note does not bear interest and is due on demand, but in all events no later than December 31, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS

  The current Directors and executive officers of the Company are as follows:

            NAME              AGE            POSITION WITH THE COMPANY
            ----              ---            -------------------------
David I. Saperstein..........  56 Chairman of the Board of Directors and Chief
                                   Executive Officer
Charles I. Bortnick..........  42 President and Director
Shane E. Coppola.............  30 Executive Vice President and Director
Curtis H. Coleman............  47 Senior Vice President, Chief Financial Officer
                                   and Director
Gary L. Worobow..............  31 Senior Vice President, General Counsel,
                                   Secretary and Director
Ivan N. Shulman..............  34 Senior Vice President, Marketing
James A. Arcara..............  61 Director
Dennis F. Holt...............  62 Director
Robert M. Miggins............  69 Director

  The Board of Directors is divided into three classes, with each class holding office for staggered three-year terms. The terms of Class 1 Directors David I. Saperstein and Gary L. Worobow expire in 1997, the terms of Class 2 Directors Charles I. Bortnick, Curtis H. Coleman and Robert M. Miggins expire in 1998 and the terms of Class 3 Directors Shane E. Coppola, James A. Arcara and Dennis F. Holt expire in 1999. All executive officers of the Company are chosen by the Board of Directors and serve at the Board's discretion.

  DAVID I. SAPERSTEIN founded the Company in 1978. Since 1978, Mr. Saperstein has been the Chief Executive Officer and a Director of the Company. Mr. Saperstein served as President of the Company from 1978 through June 1996. Mr. Saperstein serves on the Boards of Directors for the Business Arts Fund, the Houston Symphony and the Toxoplasmosis Research Institute of the Michael Reese Hospital in Chicago. Mr. Saperstein serves on the Board of Trustees for the local chapter of the United Way and is a member of the Dean's Advisory Council for Touro College of Law in New York. Prior to 1978, Mr. Saperstein owned and operated several Ford automobile dealerships in Baltimore, Maryland.

  CHARLES I. BORTNICK has been President and a Director of the Company since June 1996. From April 1994 to May 1996, Mr. Bortnick served as Executive Vice President/General Manager of the Company. Mr. Bortnick joined the Company in March 1993 as Vice President/General Manager--Midwest Region based in Chicago. Prior to joining the Company, Mr. Bortnick had 17 years of experience in the radio broadcasting industry. From November 1987 through March 1993, Mr. Bortnick served as Vice President/General Manager for Malrite Communications at its WMMS-FM/WHK-AM radio station in Cleveland, Ohio and its KKHT-FM radio station in Houston, Texas. From September 1984 to October 1987, Mr. Bortnick served as Vice President/General Manager for TK Communications at its WSHE-FM/WSRF-AM radio stations in Miami/Ft. Lauderdale.

  SHANE E. COPPOLA has served as Executive Vice President and a Director of the Company since June 1996. From April 1992 through May 1996, Mr. Coppola was Vice President--Corporate Development of the Company.

From August 1989 through March 1992, Mr. Coppola was a member of the Communications Finance Group at The Toronto-Dominion Bank. Mr. Coppola earned a Masters of Business Administration from the William E. Simon School of Business Administration in 1989 and a Bachelor of Arts from the University of Rochester in 1988. Mr. Coppola is the son-in-law of Mr. Saperstein.

  CURTIS H. COLEMAN has served as Chief Financial Officer of the Company since September 1995, as a Senior Vice President and a Director of the Company since June 1996. Mr. Coleman served as Vice President-Treasurer and Vice President-Controller of the Company from March 1990 through September 1995. Prior to joining the Company, Mr. Coleman served in various financial and accounting positions with Energy Service Company, Inc., Crutcher Resources Corporation and Arthur Young & Company. Mr. Coleman is a certified public accountant.

  GARY L. WOROBOW has served as General Counsel and Secretary of the Company since May 1995, as a Senior Vice President and a Director of the Company since June 1996. From August 1991 until joining the Company, Mr. Worobow was an attorney with the New York law firm of Stursberg & Veith. Mr. Worobow earned a Juris Doctorate from Fordham Law School in 1991, a Masters of Business Administration from the William E. Simon School of Business Administration in 1989 and a Bachelor of Arts from the University of Rochester in 1987.

  IVAN N. SHULMAN has served as Senior Vice President of Marketing of the Company since January 1997. From July 1995 through December 1996, Mr. Shulman was Vice President of Marketing of the Company. From July 1994 through July 1995, he was Vice President--Merchandising of the Company; and from January 1991 through June 1994, Mr. Shulman was National Merchandising Manager of the Company. Mr. Shulman joined the Company in October 1987. Prior to joining the Company, Mr. Shulman worked in the consumer products industry with Carnation Company.

  JAMES A. ARCARA became a Director of the Company in October 1996. Mr. Arcara is Chairman of Radio Enterprises Incorporated, a company that he founded in 1996 to acquire and operate radio stations. Mr. Arcara served as President of Capital Cities/ABC Radio, a division of Capital Cities/ABC, Inc., from 1986 until April 1996. From 1980 until 1986, prior to the merger of Capital Cities Communications, Inc. with ABC, Inc., Mr. Arcara served as Executive Vice President for Capital Cities Radio. Mr. Arcara is a past President of the Radio Advertising Bureau and a past Director of the National Association of Broadcasters. From 1970 until 1980, Mr. Arcara served as Vice President/General Manager for WPAT-AM/FM radio in Clifton, New Jersey. From 1967 until 1970, Mr. Arcara served as Vice President/General Manager for WPRO-AM radio in Providence, Rhode Island. From 1961 until 1967, Mr. Arcara served as General Sales Manager for WKBW-AM radio in Buffalo, New York.

  DENNIS F. HOLT became a Director of the Company in October 1996. Mr. Holt has been the President and Chief Executive Officer of Western International Media Corporation since founding the company in 1969. Western International Media is the largest media-buying organization in the United States. Mr. Holt serves as a member of Skull and Dagger, Blue Key, the Silver Shield Foundation, the Board of Counselors for the University of Southern California School of Public Administration, the Board of Directors of Aames Home Loan, St. John's Hospital, the SKIRBALL Cultural Center and the United States Information Agency. Mr. Holt received the Los Angeles AD Club's Silver Medal, and the Hollywood Radio and Television Society's Advertising Executive of the Year Award. Mr. Holt was named Man of the Year in Advertising in 1993 and was awarded the Advertising Industry Emergency Fund's Golden Life Savers Award in 1994.

  ROBERT M. MIGGINS became a Director of the Company in October 1996. Mr. Miggins served as Vice President/Western Region Manager for TeleRep, Inc. a leading national television station representation company, from 1988 until his retirement in December 1995. TeleRep is the National Sales division of Cox Broadcasting Co. Prior to 1988, Mr. Miggins served as a principal and Vice President and Regional Area Manager for Petry Television. Mr. Miggins also served as Vice President of TeleRep from its formation in 1969 to 1980. Mr. Miggins formed the Los Angeles Television Representative Association and was President of the Association for nearly 5 years.

 Compensation Committee Interlocks and Insider Participation

  Messrs. Arcara, Coppola and Miggins comprise the Company's Compensation Committee. Prior to October 1996, the Company did not have a Compensation Committee and compensation decisions were made primarily by Mr. Saperstein.

 Audit Committee

  The outside directors serve as the Company's Audit Committee. The committee meets periodically with management and representatives of the Company's independent auditors to assure that appropriate audits of the Company's affairs are being conducted. In carrying out these responsibilities, the committee reviews the scope of internal and external audit activities and the results of the annual audit. The committee is also responsible for recommending a public accounting firm to serve as independent auditors each year. The independent auditors have direct access to the Audit Committee to discuss the results of their examinations, the adequacy of internal accounting controls, and the integrity of financial reporting.

 Non-Employee Director Compensation

  Each member of the Board of Directors who is not an officer or an owner, or the representative of an owner, of more than 5% of the outstanding Common Stock of the Company receives compensation of $1,000 per meeting for serving on the Board of Directors. The Company also reimburses Directors for any expenses incurred in attending meetings of the Board of Directors and the committees thereof. Upon their election to the Board of Directors, each non-employee Board member was granted options to purchase 10,000 shares of the Company's Common Stock. Such options will be exercisable at the fair market value of the common stock at the date of grant. These options will become vested and exercisable for up to 33% of the total optioned shares upon the first anniversary of the grant of the options and for an additional 33% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, Directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the Securities and Exchange Commission and the NASDAQ National Market. Executive officers, Directors and 10% stockholders are required by Securities Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. The Company's information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to the Company by the Company's executive officers, Directors and 10% stockholders. The Company is not aware of any noncompliance with the requirements of Section 16(a) to file reports during the Company's last fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

  Summary of Cash and Certain Other Compensation. The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the four executive officers of the Company who received an annual salary and bonus in excess of $100,000 (the "Named Executive Officers") for the year ended December 31, 1996:

                          SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION
                                      ----------------------------
                                                         OTHER      SECURITIES
                                                         ANNUAL     UNDERLYING
                                      SALARY   BONUS  COMPENSATION     STOCK
  NAME AND PRINCIPAL POSITION    YEAR   ($)     ($)       ($)       OPTIONS (#)
  ---------------------------    ---- ------- ------- ------------  -----------
David I. Saperstein............. 1996 858,333      --   117,286(1)    100,000
 Chairman of the Board of        1995 960,000      --    84,438(2)         --
 Directors
 and Chief Financial Officer
Charles I. Bortnick............. 1996 267,708 153,192     8,517(3)     75,000
 President                       1995 253,980  58,303     2,310(4)         --
Shane E. Coppola................ 1996 384,583      --    20,389(5)     75,000
 Executive Vice President        1995 247,917      --        --            --
Curtis H. Coleman............... 1996 150,000      --    57,541(6)     55,000
 Senior Vice President and Chief 1995 131,042      --       938(4)         --
 Financial Officer
Gary L. Worobow................. 1996 101,979      --       995(7)     45,000
 Senior Vice President, General  1995  46,643      --        --            --
 Counsel and Secretary

--------
(1) Includes expenses related to automobiles of $90,880, certain medical benefits of $22,231, the Company's contributions on behalf of the named individual under the 401(k) Plan of $2,375 and group term life insurance premiums of $1,800.
(2) Includes expenses related to automobiles of $58,982, the Company's contributions on behalf of the named individual under the 401(k) Plan of $2,310 and a non-taxable shareholder distribution of $23,081.
(3) Includes expenses related to automobiles of $3,453, fringe benefits of $2,281, the Company's contributions on behalf of the named individual under the 401(k) Plan of $2,375 and group term life insurance premiums of $408.
(4) Represents the Company's contributions on behalf of the named individual under the 401(k) Plan.
(5) Includes expenses related to automobiles of $3,690, fringe benefits of $16,482 and group term life insurance premiums of $216.
(6) Includes expenses related to automobiles of $1,494, fringe benefits of $52,976, the Company's contributions on behalf of the named individual under the 401(k) Plan of $2,375 and group term life insurance premiums of $696.
(7) Includes fringe benefits of $75, the Company's contributions on behalf of the named individual under the 401(k) Plan of $754 and group term life insurance premiums of $166.

  Stock Options. The following table contains information concerning the stock options granted during 1996 to the Named Executive Officers. All grants were made under the Company's 1996 Incentive Stock Option Plan (the "1996 Plan").

                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                                       TAX LIMIT POTENTIAL
                                                                       REALIZABLE VALUE AT
                                                                       ASSUMED ANNUAL RATES
                                                                          OF STOCK PRICE
                                                                         APPRECIATION FOR
                                      INDIVIDUAL GRANTS                   OPTION TERM(2)
                         --------------------------------------------- --------------------
                         NUMBER OF    % OF TOTAL
                         SECURITIES    OPTIONS    EXERCISE
                         UNDERLYING   GRANTED TO   OR BASE
                          OPTIONS    EMPLOYEES IN   PRICE   EXPIRATION
          NAME           GRANTED (#) FISCAL YEAR  ($/SH)(1)    DATE      5%($)     10%($)
          ----           ----------  ------------ --------- ---------- ---------- ---------
David I. Saperstein.....  100,000        18.5%     $17.60    10/16/01  $2,470,000 4,658,000
Charles I. Bortnick.....   75,000        13.9%      16.00    10/16/06  $1,852,500 3,613,500
Shane E. Coppola........   75,000        13.9%      16.00    10/16/06  $1,852,500 3,613,500
Curtis H. Coleman.......   55,000        10.2%      16.00    10/16/06  $1,358,500 2,649,900
Gary L. Worobow.........   45,000         8.3%      16.00    10/16/06  $1,111,500 2,168,100

--------
(1) All options other than those granted to a participant who owns more than 10% of the combined voting power of all classes of outstanding stock of the Company (a "Ten Percent Stockholder") were granted at market value at the date of grant for a term of ten years. Options granted to Ten Percent Stockholders were granted at 110% of the market value at the date of grant for a term of five years. All options granted under the 1996 Plan are subject to vesting and to earlier termination in certain instances relating to termination of employment.
(2) Calculation of potential realizable value is based on the closing price of the Common Stock at December 31, 1996 ($25.25) minus the exercise price per share, times the number of options held by the named executive officer, increased at the indicated rate and compounded annually through the stated expiration date.

  Options Exercised and Holdings. The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of December 31, 1996 by the Named Executive Officers.

               AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED     VALUE OF UNEXERCISED
                           SHARES                    OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT
                          ACQUIRED                     YEAR-END (#)         FISCAL YEAR-END ($)(2)
                             ON         VALUE    ------------------------- -------------------------
          NAME           EXERCISE(#) REALIZED(1) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
          ----           ----------  ----------- ----------- ------------- ----------- -------------
David I. Saperstein.....      0            0           0        100,000          0       $765,000
Charles I. Bortnick.....      0            0           0         75,000          0        693,750
Shane E. Coppola........      0            0           0         75,000          0        693,750
Curtis H. Coleman.......      0            0           0         55,000          0        508,750
Gary L. Worobow.........      0            0           0         45,000          0        416,250

--------
(1) Calculation of value realized is based on the closing price of the Common Stock at December 31, 1996 ($25.25) minus the exercise price per share times the number of shares acquired upon the exercise of stock options by the Named Executive Officer.
(2) Calculation of the value of unexercised in-the-money options at December 31, 1996 is based on the closing price of the Common Stock at December 31, 1996 ($25.25) minus the exercise price per share of the options granted, times the number of options held by the Named Executive Officer.

1996 INCENTIVE STOCK OPTION PLAN

  The Company's Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees. The Board of Directors has discretionary authority, subject to certain restrictions, to administer the 1996 Plan, including but not limited to determining the individuals to whom, the times at which, and the exercise price for which options will be granted. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 540,000 were issued during 1996. The exercise price of options granted under the 1996 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combined voting power of all classes of stock of the Company) of the Common Stock on the date such option was granted. Options granted under the 1996 Plan are not transferable by the optionholders except by will or by the laws of descent and distribution. Options granted under the 1996 Plan typically become vested and exercisable for up to 33 1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33 1/3% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company, (ii) the expiration of 90 days from the date his employment with the Company terminates for any reason other than cause, death, or disability (iii) the expiration of one year after the optionee's death or (iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such a transaction, whether or not vested as of such date of consummation.

EMPLOYEE STOCK PURCHASE PLAN

  A total of 1,500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"). None of such shares have been issued. The Purchase Plan permits an eligible employee of the Company to purchase common stock at a discount through payroll deductions not to exceed 10% of the compensation received by such employee during such pay period ("Employee Purchases"). An employee's right to purchase shares under the Purchase Plan will be granted at the beginning of each six month period based on payroll deductions made in the prior six month period. All purchases will be made automatically at the end of each six month period. Employee Purchases cannot exceed $25,000 in any plan year. The price at which the Common Stock is purchased under the Purchase Plan as set by the Board of Directors is the lesser of 95% of the fair market value of the Common Stock at the time an employee's right to purchase the stock is granted, or the fair market value of the Common Stock on the date of purchase.

DEFINED CONTRIBUTION PLAN

  Effective in April 1995, the Company established a profit sharing plan under
Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for all eligible employees. Under the 401(k) Plan, all eligible employees are permitted to defer compensation up to a maximum of 10% of their income. The 401(k) Plan provides for a matching contribution by the Company equal to 25% of the amount contributed by the employee, up to 6% of the employee's total compensation. These contributions amounted to $274,294 in 1996. The employee's contribution is immediately vested and 20% of the Company's matching contribution vests every year after the second year of the employee's participation in the plan. Accordingly, the matching contribution is fully vested six years after such contribution.

EMPLOYMENT AGREEMENTS

  The Company has entered into employment agreements with each of the Named Executive Officers. Such employment agreements prohibit each of the Named Executive Officers from competing with the Company for a period of one year after termination of employment.

  Mr. Saperstein is a party to an employment agreement with the Company pursuant to which he serves as Chief Executive Officer of the Company. Under the terms of Mr. Saperstein's employment agreement, he is entitled to receive an annual base salary of $350,000. Such base salary will increase by 5% during each year term of the employment agreement. The employment agreement provides that Mr. Saperstein may receive a bonus of up to $150,000 per annum at the discretion of the Board of Directors or the Compensation Committee. The bonus potential will increase by 5% during each year of the term of the employment agreement. Pursuant to the employment agreement, Mr. Saperstein was granted stock options under the 1996 Plan to purchase up to

100,000 shares of the Company's Common Stock at an exercise price equal to 110% of the initial public offering price. Subsequent grants of options to Mr. Saperstein during the term of the employment agreement will be at the discretion of the Board of Directors or the Compensation Committee. Mr. Saperstein's employment agreement became effective as of October 16, 1996, and has a two year term subject to automatic renewal at the end of the second year for an additional period of one year, unless the Company gives written notice at least 90 days prior to the end of such second year of its election to terminate such employment agreement at the end of such second year (hereinafter, a "Non-Renewal").

  Mr. Bortnick is a party to an employment agreement with the Company pursuant to which he serves as President of the Company. Under the terms of Mr. Bortnick's employment agreement he is entitled to receive an annual base salary of $275,000. Such base salary will increase by 5% upon each anniversary of the closing during the term of the employment agreement. The agreement provides that Mr. Bortnick may receive a bonus of up to $100,000 per annum at the discretion of the Board of Directors or the Compensation Committee. The bonus potential increases by 5% during each year of the term of the employment agreement. Pursuant to the employment agreement, Mr. Bortnick was granted stock options under the 1996 Plan to purchase up to 75,000 shares of the Company's Common Stock at an exercise price equal to the initial public offering price. Subsequent grants during the term of the employment agreement will be at the discretion of the Board of Directors or the Compensation Committee. Mr. Bortnick's employment agreement has a two year term from October 16, 1996 with an automatic renewal provision of one year, subject to Non-Renewal. Mr. Bortnick currently receives a base salary of $275,000. Mr. Bortnick's agreement also provides that upon the termination of such agreement by the Company or Mr. Bortnick under certain circumstances, Mr. Bortnick will continue to receive the salary provided for under his employment agreement for three months following termination of employment. Additionally, upon a change of control (as defined in the employment agreement) of the Company, if Mr. Bortnick's employment does not continue for a minimum of one year, he would be entitled to receive two (2) times his then current base salary.

  Mr. Coppola is a party to an employment agreement with the Company pursuant to which he serves as Executive Vice President of the Company. Under the terms of Mr. Coppola's employment agreement he is entitled to receive an annual base salary of $200,000. Such base salary will be increased by 5% during each year of the term of the employment agreement. The employment agreement provides that Mr. Coppola may receive a bonus of up to $100,000 per annum at the discretion of the Board of Directors or the Compensation Committee. The bonus potential will increase by 5% during each year of the term of the employment agreement. Pursuant to the employment agreement, Mr. Coppola was granted stock options under the 1996 Plan to purchase up to 75,000 shares of the Company's Common Stock at an exercise price equal to the initial public offering price. Subsequent grants during the term of the employment agreement will be at the discretion of the Board of Directors or the Compensation Committee. Mr. Coppola's employment agreement became effective as of October 16, 1996, and has a two year term with an automatic renewal provision of one year, subject to Non-Renewal.

  Mr. Coleman is a party to an employment agreement with the Company pursuant to which he will serve as Senior Vice President and Chief Financial Officer of the Company. Under the terms of Mr. Coleman's employment agreement he is entitled to receive an annual base salary of $150,000. Such base salary will increase by 5% during each year of the term of the employment agreement. The employment agreement provides that Mr. Coleman may receive a bonus of up to $50,000 per annum at the discretion of the Board of Directors or the Compensation Committee. The bonus potential will increase by 5% during each year of the term of the employment agreement. Pursuant to the employment agreement, Mr. Coleman was granted stock options under the 1996 Plan to purchase up to 55,000 shares of the Company's Common Stock at an exercise price equal to the initial public offering price. Subsequent grants during the term of the employment agreement will be at the discretion of the Board of Directors or the Compensation Committee. Mr. Coleman's employment agreement became effective as of October 16, 1996, and has a two year term with an automatic renewal provision of one year, subject to Non-Renewal.

  Mr. Worobow is a party to an employment agreement with the Company pursuant to which he serves as Senior Vice President, General Counsel and Secretary of the Company. Under the terms of Mr. Worobow's employment agreement he is entitled to receive an annual base salary of $117,500. Such base salary will increase by 5% during each year of the term of the employment agreement. The employment agreement provides that Mr. Worobow may receive a bonus of up to $37,500 per annum at the discretion of the Board of Directors or the Compensation Committee. The bonus potential will increase by 5% during each year of the term of the employment agreement. Pursuant to the employment agreement, Mr. Worobow was granted stock options under the 1996 Plan to purchase up to 45,000 shares of the Company's Common Stock at an exercise price equal to the initial public offering price. Subsequent grants during the term of the employment agreement will be at the discretion of the Board of Directors or the Compensation Committee. Mr. Worobow's employment agreement became effective as of October 16, 1996, and has a two year term with an automatic renewal provision of one year, subject to Non-Renewal.

INDEMNIFICATION MATTERS

  The Company's Amended and Restated Certificate of Incorporation and Bylaws require the Company to indemnify each officer, director or employee in respect of claims made by reason of his or her status with the Company, including stockholder derivative suits, provided he or she acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interest of the Company and, with respect to any criminal act or proceeding, had no reasonable cause to believe his or her conduct was unlawful. Expenses incurred in the defense of any such action may be paid by the Company in advance of final disposition upon receipt of an undertaking from the officer, director or employee to repay the advances if there is an ultimate determination that he or she is not entitled to be indemnified.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

  The Compensation Committee of the Board of Directors (the "Committee") consists of James A. Arcara, Shane E. Coppola and Robert M. Miggins. The Committee is charged with reviewing and approving compensation of the Company's executives. The Company's executive compensation program consists of three main components: base salary, potential for an annual bonus based on performance, and the opportunity to receive stock options exercisable for the purchase of Common Stock of the Company. The Committee is charged with the responsibility of granting stock options to employees.

  The Company has previously entered into employment agreements with each of the Named Executive Officers covered in the Summary Compensation Table above. See "Executive Compensation--Employment Agreements." Each of such persons receives a base salary with increases at the discretion of the Committee and is eligible to receive a bonus in accordance with such contracts at the discretion of the Committee. In general, bonuses are calculated using as criteria the Company's performance and the performance of the executive during the relevant year.

  The Company's executives are eligible to receive stock options in accordance with the Company's stock option plans. The objectives of such participation are to align the long-term interests of executives and stockholders by encouraging executives to develop and maintain a significant, long-term stock ownership position in the Company. The Committee has the responsibility of granting stock options to executives and other employees. In granting stock options, the Committee takes into account Company performance and individual performance. Company performance is measured by increases in earnings and, to a lesser extent, increases in revenues, and individual performance is measured by the individuals' contributions to such enhanced performance.

  The Company's Chairman of the Board and Chief Executive Officer, David I. Saperstein, received compensation in 1996 determined in accordance with the provisions of his employment agreement with the Company. See "Executive Compensation--Employment Agreements."

                                James A. Arcara
                               Shane E. Coppola
                               Robert M. Miggins

                               PERFORMANCE GRAPH

  The following graph compares the Company's cumulative total return to stockholders since the Company's initial public offering on October 17, 1996, with that of the Standard & Poor's 500 Stock Index (the "S&P 500 Index") and a peer group index (the "Peer Group Index") consisting of those public companies traded on an exchange and listed under the same standard industry classification code as the Company (SIC No. 4899--Communications Services, Not Elsewhere Classified). The total return calculations set forth below assume $100 invested on October 17, 1996, in each of the Company, the S&P 500 Index and the Peer Group Index, with reinvestment of dividends into additional shares of the same class of securities at the frequency with which dividends were paid on such securities through December 31, 1996. Historical results are not necessarily indicative of future performance.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
                      AMONG THE COMPANY, THE S&P 500 INDEX
                            AND THE PEER GROUP INDEX



                              [GRAPH APPEARS HERE]

                             FISCAL YEAR ENDING

                         OCT 17,        OCT 31,      NOV 30,       DEC 31,
COMPANY                  1996           1996          1996          1996
-------                 --------        --------     --------      --------
METRO NETWORKS, INC.     100.00           98.78       118.29        123.17
PEER GROUP INDEX         100.00          100.00       104.79        102.87
S&P 500 INDEX            100.00          100.00       107.56        105.43

ITEM 12. SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 21, 1997, by all persons known by the Company to own beneficially more than five percent (5%) of the Company's Common Stock, each Director, the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 at December 31, 1996, and all Directors and executive officers of the Company as a group.

                                                            SHARES
                                                         BENEFICIALLY
                                                             OWNED
                                                       -----------------------
               NAME OF BENEFICIAL OWNER                 NUMBER         PERCENT
               ------------------------                ---------       -------
David I. Saperstein................................... 8,300,357(1)(2)  50.2
 Metro Networks, Inc.
 2800 Post Oak Boulevard
 Suite 4000
 Houston, Texas 77056
BAMCO, Inc./Baron Capital Management, Inc............. 1,535,000(3)      9.9%
 767 Fifth Avenue
 24th Floor
 New York, New York 10153
Charles I. Bortnick...................................     1,000(4)        *
Shane E. Coppola......................................   211,050(5)(6)   1.3%
Curtis H. Coleman.....................................     1,000(7)        *
Gary L. Worobow.......................................       500(8)(9)     *
James A. Arcara.......................................     2,000(10)       *
Dennis F. Holt........................................    50,000(11)       *
Robert M. Miggins.....................................       500(12)       *
All executive officers and directors as a group (9
 persons)............................................. 8,567,807        51.8%

--------
  * Less than 1%.
 (1) Does not include shares held by the Trusts (as defined below), beneficial ownership of which Mr. Saperstein disclaims. In addition, the number of shares beneficially owned does not include 2,549,750 shares of Series A Convertible Preferred Stock owned by Mr. Saperstein and pledged to the Company in connection with the stock loan under the Stock Loan and Pledge Agreement. See "Certain Transactions." Such shares have not been included because they can only be converted into Common Stock upon repayment of such stock loan; repayment may be achieved either through the acquisition of shares of Common Stock in the open market and delivery of such shares to the Company or the delivery of shares of Series A Convertible Preferred Stock. Mr. Saperstein retains the voting rights to all pledged shares of Series A Convertible Preferred Stock.
 (2) Does not include stock options to purchase 100,000 shares of Common Stock granted under the 1996 Plan on October 16, 1996.
 (3) BAMCO, Inc. ("BAMCO") and Baron Capital Management, Inc. ("Baron") have filed with the Securities and Exchange Commission a Schedule 13G dated February 7, 1997 reporting that BAMCO and Baron may be deemed to beneficially own 1,270,000 and 265,000 shares, respectively, of the Common Stock. BAMCO and Baron have filed the Schedule 13G as a group, pursuant to Rule 13d-1(b)(1)(ii) (F) of the Securities Exchange Act of 1934, as amended.
 (4) Does not include stock options to purchase 75,000 shares of Common Stock granted under the 1996 Plan on October 16, 1996.
 (5) Includes 210,050 shares beneficially owned through the Michelle Joy Coppola Trust. Mrs. Coppola, the beneficiary of the trust, is Mr. Coppola's wife. These shares have been loaned to the Selling Stockholder in connection with the initial public offering.
 (6) Does not include stock options to purchase 75,000 shares of Common Stock granted under the 1996 Plan on October 16, 1996.
 (7) Does not include stock options to purchase 55,000 shares of Common Stock granted under the 1996 Plan on October 16, 1996.
 (8) Does not include stock options to purchase 45,000 shares of Common Stock granted under the 1996 Plan on October 16, 1996.
 (9) Includes 200 shares owned by Mr. Worobow's minor child for which Mr. Worobow is custodian.
(10) Does not include stock options to purchase 10,000 shares of Common Stock granted pursuant to a Nonqualified Stock Option Agreement between Mr. Arcara and the Company dated October 16, 1996.
(11) Does not include stock options to purchase 10,000 shares of Common Stock granted pursuant to a Nonqualified Stock Option Agreement between Mr. Holt and the Company dated October 22, 1996.
(12) Does not include stock options to purchase 10,000 shares of Common Stock granted pursuant to a Nonqualified Stock Option Agreement between Mr. Miggins and the Company dated October 22, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  During 1996, the Company leased certain real property in Vail, Colorado and in Malibu, California from Five S Properties, Ltd., a limited partnership of which a company owned by Mr. Saperstein is the general partner ("Five S"). Such properties were used for affiliate relations and for other Company business-related purposes. The annual lease payments on these properties are $60,000 and $240,000, respectively. The amounts of such lease payments were determined by the Company based on its estimate of the value of the leased properties but without reference to outside sources of valuation. Because the Company did not make full-time use of these properties, such leases were terminated as of October 1996, and the Company has no intention to enter into similar leases. Prior to October 1996, the Company incurred certain operating and interest expenses on behalf of Five S. In October 1996, the Company distributed a note receivable from Five S to Mr. Saperstein in the amount of $832,495, representing the amounts incurred on behalf of Five S net of the lease payments.

  During 1996, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received or will receive goods and services for the benefit of Mr. Saperstein. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved and the Company believes that its estimates have been made on a basis similar to the basis on which estimates are made by others in the broadcast industry. As of December 31, 1996, the Company was obligated to provide approximately $3.4 million of commercial airtime, goods and services and cash under these reciprocal arrangements. The Company has entered into an agreement with Mr. Saperstein pursuant to which Mr. Saperstein has been distributed the goods and services the Company holds for Mr. Saperstein's benefit. The Company also distributed to Mr. Saperstein all of its rights to the goods and rights to services that are the subject of existing reciprocal arrangements but which have not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

  During 1996, the Company entered into certain transactions with Pro Journey Travel, Inc., a company owned by Mr. Saperstein ("Pro Journey"). The total value of such transactions was approximately $80,000. As of October 1996, Pro Journey owed the Company approximately $57,582. In October 1996, the Company forgave this receivable. As of December 31, 1996, the Company ceased all transactions and arrangements with Pro Journey.

  Mr. Saperstein has personally utilized the services of several of the Company's employees. The total compensation paid to such employees was $178,246 in 1996. Except for certain individuals who provide security and transportation services to Mr. Saperstein, these persons ceased to be employees of the Company.

  As of October 1996, the Company and Mr. Saperstein entered into an agreement pursuant to which Mr. Saperstein may seek reimbursement from the Company for any income tax obligation attributable to any period prior to the Reorganization. Alternatively, in the event that the status of any of Metro Video News, Inc., Metro Reciprocal, Inc., or Metro Traffic Control, Inc. as a subchapter S corporation is not respected, the Company may seek reimbursement from Mr. Saperstein, but only to the extent that Mr. Saperstein receives a tax refund attributable to amounts he previously included in income in his capacity as a shareholder of such corporations. The Company does not anticipate that the subchapter S status of Metro Video News, Inc., Metro Reciprocal, Inc., or Metro Traffic Control, Inc., will be successfully challenged. In October 1996, the Company distributed to Mr. Saperstein a non-interest bearing promissory note in the amount of $3.1 million representing the estimated tax obligation attributable to the period prior to the Reorganization. Such note is payable on demand, but in all events no later than December 31, 1997.

  As of October 1996, the Company entered into a Stock Loan and Pledge Agreement with Mr. Saperstein pursuant to which the Company loaned Mr. Saperstein 2,549,750 shares of Common Stock. The loan is for a term of ten years, although the Company has the right to require the return of the loaned Common Stock (the "Loaned Stock") from Mr. Saperstein prior to that time upon three days notice. As security for the loan, Mr. Saperstein pledged a number of shares of Series A Convertible Preferred Stock of the Company which when converted into common stock will be equal to the number of shares of Loaned Stock. Mr. Saperstein is obligated to pay to the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half of this fee is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock Loan and Pledge Agreement) or at the end of the ten year term of the Stock Loan and Pledge Agreement. The Company will forfeit this portion of the fee if it calls the loan prior to the end of the ten year term. In addition, Mr. Saperstein paid an upfront transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) List of documents filed as part of this report.

    (1)Financial Statements

      The Independent Auditors' Report and the following consolidated financial statements are filed as part of this report:

              Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

              Consolidated Balance Sheets as of December 31, 1996 and 1995.

              Consolidated Statement of Stockholder's Equity/Partners' Capital for the years ended December 31, 1996, 1995 and 1994.

              Consolidated Statements of Cash Flow for the years ended December 31, 1996, 1995 and 1994.

              Notes to Consolidated Financial Statements.

    (2)Financial Statement Schedules

      All information required to be included in a financial statement schedule is disclosed in the consolidated financial statements referred to above.

    (3)Exhibits.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
   3.1*  --Form of Amended and Restated Certificate of Incorporation of the
          Registrant
   3.2*  --Form of Amended and Restated Bylaws of Registrant
   4.1*  --Form of Common Stock Certificate
   4.2*  --Form of Series A Convertible Preferred Stock Certificate
  10.1*  --Lease Agreement, dated April 15, 1988 between Tower, Limited and
          Metro Traffic Control, Inc.
  10.2*  --First Amendment to Lease Agreement, dated September 1, 1988 between
          Tower, Limited and Metro Traffic Control, Inc.
  10.3*  --Lease Amendment Number Two, dated April 23, 1991 between Tower,
          Limited and the Registrant
  10.4*  --Lease Amendment Number Three, dated January 28, 1992 between Tower,
          Limited and the Registrant
  10.5*  --Sublease Agreement dated January 5, 1996 between Transcontinental
          Gas Pipe Line Corporation and Metro Traffic Control, Inc.
  10.6*  --Lease Agreement dated April 18, 1990 between Transco Tower Limited and Metro Traffic Control, Inc.
  10.7*  --Lease Amendment Number One dated October 19, 1988 between Transco
          Tower, Limited and Metro Traffic Control, Inc.
  10.8*  --Lease Amendment Number Two dated January 29, 1992 between Transco
          Tower, Limited and Metro Traffic Control, Inc.
  10.9*  --Lease Amendment Number Three dated May 28, 1992 between Transco
          Tower, Limited and Metro Traffic Control, Inc.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
 10.10*  --Employment Agreement between the Registrant and Mr. David I.
          Saperstein
 10.11*  --Employment Agreement between the Registrant and Mr. Charles I.
          Bortnick
 10.12*  --Employment Agreement between the Registrant and Mr. Shane E. Coppola
 10.13*  --Employment Agreement between the Registrant and Mr. Curtis H.
          Coleman
 10.14*  --Employment Agreement between the Registrant and Mr. Gary L. Worobow
 10.15*  --Metro Networks, Inc. Employee Stock Purchase Plan
 10.16*  --1996 Incentive Stock Option Plan
 10.17*  --Stock Loan and Pledge Agreement between the Registrant and David I.
          Saperstein
 10.18*  --Indemnification Agreement between the Registrant and David I.
          Saperstein
 10.19   --Credit Agreement among Metro Networks, Inc., certain lenders, and
          NationsBank of Texas, N.A., as Administrative Lender, dated as of
          October 22, 1996.
 11.1    --Statement re: computation of per share earnings
 21.1    --Subsidiaries of the Company.
 23.1    --Consent of KPMG Peat Marwick LLP
 27.1    --Financial Data Schedule

--------
(*) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                          METRO NETWORKS, INC.

                                                 /s/ David I. Saperstein
                                          By: _________________________________
                                                   David I. Saperstein
                                                 Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/   David I. Saperstein         Chairman of the Board of        March 31, 1997
____________________________________ Directors and Chief
        David I. Saperstein          Executive Officer (Principal
                                     Executive Officer)

    /s/ Charles I. Bortnick          President and Director          March 31, 1997
____________________________________
        Charles I. Bortnick

     /s/  Shane E. Coppola           Executive Vice President and    March 31, 1997
____________________________________ Director
          Shane E. Coppola

  /s/    Curtis H. Coleman           Senior Vice President, Chief    March 31, 1997
____________________________________ Financial Officer and
         Curtis H. Coleman           Director (Principal
                                     Financial and Accounting
                                     Officer)

      /s/ Gary L. Worobow            Senior Vice President,          March 31, 1997
____________________________________ General Counsel, Secretary
          Gary L. Worobow            and Director

                                     Director
____________________________________
          James A. Arcara

                                     Director
____________________________________
         Robert M. Miggins

                                     Director
____________________________________
           Dennis F. Holt

                                 EXHIBIT INDEX

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                   DESCRIPTION OF EXHIBIT                       PAGE
 -------                 ----------------------                   ------------
  3.1*   --Form of Amended and Restated Certificate of
          Incorporation of the Registrant
  3.2*   --Form of Amended and Restated Bylaws of Registrant
  4.1*   --Form of Common Stock Certificate
  4.2*   --Form of Series A Convertible Preferred Stock
          Certificate
 10.1*   --Lease Agreement, dated April 15, 1988 between Tower,
          Limited and Metro Traffic Control, Inc.
 10.2*   --First Amendment to Lease Agreement, dated September
          1, 1988 between Tower, Limited and Metro Traffic
          Control, Inc.
 10.3*   --Lease Amendment Number Two, dated April 23, 1991
          between Tower, Limited and the Registrant
 10.4*   --Lease Amendment Number Three, dated January 28, 1992
          between Tower, Limited and the Registrant
 10.5*   --Sublease Agreement dated January 5, 1996 between
          Transcontinental Gas Pipe Line Corporation and Metro
          Traffic Control, Inc.
 10.6*   --Lease Agreement dated April 18, 1990 between Transco
          Tower Limited and Metro Traffic Control, Inc.
 10.7*   --Lease Amendment Number One dated October 19, 1988
          between Transco Tower, Limited and Metro Traffic
          Control, Inc.
 10.8*   --Lease Amendment Number Two dated January 29, 1992
          between Transco Tower, Limited and Metro Traffic
          Control, Inc.
 10.9*   --Lease Amendment Number Three dated May 28, 1992
          between Transco Tower, Limited and Metro Traffic
          Control, Inc.
 10.10*  --Employment Agreement between the Registrant and Mr.
          David I. Saperstein
 10.11*  --Employment Agreement between the Registrant and Mr.
          Charles I. Bortnick
 10.12*  --Employment Agreement between the Registrant and Mr.
          Shane E. Coppola
 10.13*  --Employment Agreement between the Registrant and Mr.
          Curtis H. Coleman
 10.14*  --Employment Agreement between the Registrant and Mr.
          Gary L. Worobow
 10.15*  --Metro Networks, Inc. Employee Stock Purchase Plan
 10.16*  --1996 Incentive Stock Option Plan
 10.17*  --Stock Loan and Pledge Agreement between the
          Registrant and David I. Saperstein
 10.18*  --Indemnification Agreement between the Registrant and
          David I. Saperstein
 10.19   --Credit Agreement among Metro Networks, Inc., certain
          lenders, and NationsBank of Texas, N.A., as
          Administrative Lender, dated as of October 22, 1996.
 11.1    --Statement re: computation of per share earnings
 21.1    --Subsidiaries of the Company.
 23.1    --Consent of KPMG Peat Marwick LLP
 27.1    --Financial Data Schedule

--------
(*) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.