Form 10-Q
period 1997-03-31
METRO NETWORKS INC
filed 1997-05-14
CIK 1016718

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                       OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM________TO__________.


                        COMMISSION FILE NUMBER: 0-21575
                                               --------


                             METRO NETWORKS, INC.
              ---------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

          DELAWARE                                  76-0505148
          --------                                  ----------
(State or other jurisdiction           (IRS Employer Identification Number)
 of incorporation)

                              2800 POST OAK BLVD.
                                   SUITE 4000
                             HOUSTON, TEXAS  77056
                      -----------------------------------
                            (Address of Registrant)
                                  713-407-6000
                          --------------------------
                          (Registrant's phone number)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO___
                     ---

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF MARCH 31, 1997:
16,550,357

                              METRO NETWORKS, INC.
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996
          AND MARCH 31, 1997                                             3

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
          ENDED MARCH 31, 1996 AND MARCH 31, 1997                        5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
          ENDED MARCH 31, 1996 AND MARCH 31, 1997                        6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                     13


II.  OTHER INFORMATION

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                              15


SIGNATURES                                                              16

                    METRO NETWORKS, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,
        ASSETS                                           DECEMBER 31,      1997
                                                            1996        (UNAUDITED)
                                                        -------------  --------------
Current assets:
     Cash and cash equivalents                           $ 43,441,293   $ 36,217,339
     Accounts receivable, net                              23,318,182     23,317,645
     Prepaid expenses and other current assets                841,849      1,166,550
     Reciprocal receivables                                11,397,959     10,750,442
     Merchandise and scrip inventory                          567,144        788,749
     Income tax receivable                                          -        436,410
     Reciprocal prepaid expenses and other current
       assets                                                 440,246        641,961
                                                         ------------   ------------
          Total current assets                             80,006,673     73,319,096
                                                         ------------   ------------
Property and equipment:
     Operating equipment                                   14,686,692     18,324,975
     Transportation equipment                                 706,554        567,162
     Leasehold improvements                                 1,170,189      1,590,456
                                                         ------------   ------------
                                                           16,563,435     20,482,593
     Less: accumulated depreciation                         5,992,630      6,650,246
                                                         ------------   ------------
                                                           10,570,805     13,832,347

Purchased broadcast contracts and other intangibles,
  net of accumulated amortization of $9,022,969 in
  1997 and $6,783,978 in 1996                              14,074,242     17,499,333

Other assets                                                1,160,611      1,730,523
                                                         ------------   ------------

Total assets                                             $105,812,331   $106,381,299
                                                         ============   ============


          See accompanying notes to consolidated financial statements.

                    METRO NETWORKS, INC., AND SUBSIDIARIES

                                                          MARCH  31,
        LIABILITIES                        DECEMBER 31,     1997
                                               1996       (UNAUDITED)
                                           ------------  -------------
Current liabilities:
     Disbursement float                    $  2,055,467   $  2,458,539
     Accounts payable                         3,076,333      3,599,871
     Accrued payroll liabilities              1,578,677      3,706,200
     Other accrued liabilities                6,606,972      3,738,110
     Notes payable                              518,244        108,252
     Note payable to shareholder              3,100,000      3,100,000
     Current portion of long-term debt          318,789        865,069
     Deferred revenues                          430,299        638,057
     Income tax payable                         897,788              -
     Current deferred income taxes               61,000         61,000
     Reciprocal payables                      7,837,337      7,030,827
     Accrued reciprocal liabilities           1,520,897      1,748,187
     Reciprocal and airtime obligations       2,711,301      2,667,501
                                           ------------   ------------
          Total current liabilities          30,713,104     29,721,613
                                           ------------   ------------

Long-term debt                                  473,356        593,347
Other liabilities                             2,696,228      2,681,972
                                           ------------   ------------
          Total liabilities                  33,882,688     32,996,931
                                           ------------   ------------


     STOCKHOLDERS' EQUITY

Common stock                                     16,550         16,550

Preferred stock                                   2,550          2,550

Additional paid-in capital                   72,888,027     72,888,027

Retained (deficit) earnings                    (977,484)       477,241
                                           ------------   ------------

Total stockholders' equity                   71,929,643     73,384,368
                                           ------------   ------------

                                           $105,812,331   $106,381,299
                                           ============  =============


          See accompanying notes to consolidated financial statements.

                    METRO NETWORKS, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                       FOR THE THREE MONTHS ENDED
                                                MARCH 31,
                                               (UNAUDITED)
                                       ---------------------------
                                          1996           1997
                                       -----------    ------------

Advertising revenues                   $23,030,197    $29,367,827

Broadcasting costs                      12,468,213     15,998,600
Marketing expense                        5,484,607      6,209,079
General and administrative expense       1,683,220      3,043,332
Depreciation and amortization            1,489,671      2,129,638
                                       -----------    -----------

Total operating costs                   21,125,711     27,380,649
                                       -----------    -----------

Income from operations                   1,904,486      1,987,178
                                       -----------    -----------

Other (income) expense:
 Interest income                           (22,608)      (366,412)
 Interest expense                          322,109         22,168
 Other                                      (6,691)       (16,417)
                                       -----------    -----------

Income before income tax                 1,611,676      2,347,839
                                       -----------    -----------

Income tax expense                         502,948        893,114
                                       -----------    -----------

Net income                             $ 1,108,728    $ 1,454,725
                                       ===========    ===========

Net income per share                   $         -          $0.09
                                       ===========    ===========


Pro forma income data (unaudited):


 Income as reported before tax         $ 1,611,676
 Proforma federal and state income
  tax                                      572,145
                                       -----------
 Proforma net income                   $ 1,039,534
                                       ===========

 Pro forma net income per share               0.09

 Weighted average shares outstanding    11,900,357     16,730,957



          See accompanying notes to consolidated financial statements.

                    METRO NETWORKS, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                    (UNAUDITED)
                                                                        ------------------------------------
                                                                             1996                  1997
                                                                        ------------------------------------
Cash flows from operating activities:
 Net earnings                                                              $ 1,108,728          $ 1,454,725
 Adjustments to reconcile net earnings to cash
 provided by operating activities:
  Depreciation and amortization                                              1,489,671            2,129,638
  Loss on dispositions of property
   and equipment                                                                     -              170,299
  Amortization of discount on note payable                                      23,526                    -
  Provision for doubtful receivables                                            48,977              255,237
  Deferred federal income tax                                                 (180,108)                   -
 Decrease (increase) in, net of acquisition of businesses
  Accounts receivable, net                                                     258,562              147,851
  Prepaid expenses and other current assets                                    (56,720)             101,448
  Other assets                                                                (147,464)            (892,463)
 (Decrease) increase in, net of acquisition of businesses
  Accounts payable                                                             466,721              523,538
  Accrued payroll liabilities                                                  116,563            2,127,523
  Other accrued liabilities                                                    425,504           (3,018,862)
  Deferred revenues                                                             76,338              207,757
  Income tax payable                                                           442,948           (1,334,198)
  Other liabilities                                                            (19,261)            (198,119)
 Net reciprocal arrangements                                                  (838,083)          (1,398,641)
                                                                           -----------          -----------

  Net cash provided by operating activities                                  3,215,902              275,733
                                                                           -----------          -----------

 Cash flows from investing activities:
  Acquisitions of companies                                                 (4,266,886)          (4,050,000)
  Advances on receivables to related parties                                  (149,367)                   -
  Proceeds from sale of property and equipment                                       -               40,000
  Acquisitions of property and equipment                                      (486,907)          (3,149,038)
                                                                           -----------          -----------
    Net cash used in investing activities                                  $(4,903,160)         $(7,159,038)
                                                                           -----------          -----------

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES


                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                    (UNAUDITED)
                                                            ---------------------------
                                                              1996              1997
                                                            ---------------------------
Cash flows from financing activities:
     Increase (decrease) in disbursements float                $( 230,443)      403,072
     Proceeds from long-term debt                               3,532,060             -
     Principal payments on long term debt                        (281,901)     (743,721)
     Distributions                                               (932,373)            -
                                                               ----------   -----------

Net cash provided by financing activities                       2,087,343      (340,649)
                                                               ----------   -----------


Net (decrease) increase in cash and cash
  equivalents                                                     400,085    (7,223,954)
Cash and cash equivalents at beginning of period                3,049,946    43,441,293
                                                               ----------   -----------
Cash and cash equivalents at end of period                     $3,450,031   $36,217,339
                                                               ==========   ===========

Supplemental disclosures of cash
 flow information:
     Cash paid during the period for interest                  $  106,970   $   299,941
                                                               ==========   ===========
     Cash paid during the period for income taxes              $   60,000   $   851,544
                                                               ==========   ===========

Supplemental noncash investing and financing activities:

Property and equipment acquired through reciprocal
  activities                                                   $   74,626   $   969,349
                                                               ==========   ===========


          See accompanying notes to consolidated financial statements.

                    METRO  NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period.

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


3.   PRO FORMA EARNINGS PER SHARE

     Proforma income taxes are set forth herein because certain of the Predecessor companies (as defined below) operated as S corporations or partnerships for federal income tax purposes. Proforma net income reflects income taxes calculated using a C corporation tax status. Weighted average shares outstanding and pro forma net income per share are calculated assuming the shares issued in conjunction with the Reorganization (see note
     6) were outstanding for the periods presented.

     Assuming that the Public Offering shares were outstanding for the periods presented the pro forma net income per share for the three months ended March 31, 1996 would have been $0.06.

4.   NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable consist of various notes with an original maturity of less than one year. Long-term debt consists of:


                                                      December 31,  March 31,
                                                          1996        1997
                                                      ------------ -----------

     Various acquisitions notes payable, discounted
     at 8% due 1997 through 1999                        $686,395   $1,360,065

     Unsecured note payable to bank at prime
     (8.25% at December 31, 1996), due 1997
     through 2000                                        105,750       98,351

                                                        --------   ----------
                                                         792,145    1,458,416

     Less: Current portion                               318,789      865,069
                                                        --------   ----------
                                                        $473,356   $  593,437
                                                        =========  ==========


     On October 22, 1996, the Company paid off the notes payable related to the $30.0 million revolving agreement and replaced this facility with a reducing revolving credit facility (the "Credit Agreement") which provides for maximum aggregate permitted borrowings of $30.0 million. The new line of credit expires December 31, 2003, and will begin reducing in March 1999. The new line of credit bears interest at a variable rate indexed to the lender's prime rate or LIBOR. The new line of credit has a commitment fee based on the daily average unborrowed balance and is secured by the grant of a lien by the Company and its subsidiary on all of their respective assets and a pledge of the Company's equity interest in its subsidiary in favor of the lender. The new line of credit provides for various restrictions on the Company which would restrict the Company, without first obtaining the lender's consent, from taking certain actions, including but not limited to incurring additional indebtedness, making certain acquisitions or consolidating with any other entity, altering its existing capital structure and paying certain dividends.


5.   ACQUISITIONS

     On January 2, 1997, the Company acquired substantially all of the tangible and intangible assets of Airborne Traffic Network, Inc. ("Airborne"), a Kansas corporation. Airborne operates a network of broadcast affiliates serving the Kansas City, Kansas and Omaha, Nebraska metropolitan areas. As consideration for the asset purchase, the Company paid

     $1,350,000 at closing and agreed to pay an additional contingent consideration in a final payment based upon net revenue or operating cash flow of Airborne for the 12 month period following the closing date. The final payment, based upon net revenue or operating cash flow as defined in the Asset Purchase Agreement, ranges from zero for net revenue less than $1,200,000 or operating cash flow less than $400,000 up to $150,000 for net revenue greater than or equal to $1,800,000 or operating cash flow greater than or equal to $600,000.

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

6.   REORGANIZATION

     From 1978 until the closing of the Public Offering, the business of the Company was operated through Metro Traffic Control, Inc., a Maryland corporation ("MTC"); Metro Networks, Ltd., a Texas limited partnership ("MNL"); Metro Video News, Inc., a Texas corporation ("MVN"); Metro Reciprocal, Inc., a Texas corporation ("MRI") and their subsidiaries (collectively, the "Predecessor Companies"). Until the closing of the Public Offering, all of the equity interests in the Predecessor Companies were owned by David I. Saperstein, the Chairman and Chief Executive Officer of the Company, and certain trusts (the "Trusts") created for the benefit of Mr. Saperstein's children (collectively, the "Saperstein Family").

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

7.   CERTAIN TRANSACTIONS

     Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of Mr. Saperstein. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to the others in the broadcast industry. As of March 31, 1997, the Company was obligated to provide approximately $1.5 million of commercial airtime, goods and services and cash under these reciprocal arrangements. Immediately prior to the Public Offering, the Company entered into an agreement with Mr. Saperstein pursuant to which Mr. Saperstein was distributed the goods and services the Company held for Mr. Saperstein's benefit. The Company also distributed to Mr. Saperstein all of its rights to the goods and services that are the subject of existing reciprocal arrangements but which had not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

     Immediately prior to the closing of the Public Offering, the Company entered into a Stock Loan and Pledge Agreement with Mr. Saperstein pursuant to which the Company loaned Mr. Saperstein 2,549,750 shares of common stock (the "Loaned Stock"). The loan is for a term of ten years, although the Company has the right to require the return of the Loaned Stock from Mr. Saperstein prior to that time upon three days notice. As security for the loan, Mr. Saperstein pledged 2,549,750 shares of Series A Convertible Preferred Stock of the Company which, when converted into common stock, will equal the number of shares of Loaned Stock. Mr. Saperstein is obligated to pay the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half of this fee is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock Loan and Pledge Agreement) or at the end of the ten year term of the Stock Loan and Pledge Agreement. The Company will forfeit this portion of the fee if it calls the loan prior to the end of the ten year term. In addition, Mr. Saperstein paid an initial transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

8.   INCOME TAXES

     Prior to the Reorganization, MNL owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Subsequent to the Reorganization all of the operations will be included in the consolidated tax return of the Company. Accordingly at the time of Reorganization the Company recorded an increase in the deferred tax liability of $66,000, which represented the tax basis differential between financial and tax assets and liabities associated with the S corporations and partnerships included in the reorganization.

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

9.  STOCK OPTIONS

     The Company's Board of Directors has adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees.
     The Board of Directors has discretionary authority, subject to certain restrictions, to administer the 1996 Plan, including but not limited to determining the individuals to whom, the times at which, and the exercise price for which options will be granted. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 584,000 have been issued. The exercise price of options granted under the 1996 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combined voting power of all classes of stock of the Company) of the common stock on the date such option was granted. Options granted under the 1996 Plan typically become vested and exercisable for up to 33 1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33 1/3% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company, (ii) the expiration of 90 days from the date the optionee's employment with the Company terminates for any reason other than cause, death, or disability (iii) the expiration of one year after the optionee's death or (iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such a transaction, whether or not
     vested as of such date of consummation.   In addition, 40,000 options were
     granted to non-employee members of the Board of Directors.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



     The following table provides a summary of the Company's statement of operations for the periods indicated:



                                    THREE MONTHS ENDED MARCH 31,
                                    ----------------------------
                                            (IN MILLIONS,
                                       EXCEPT PER SHARE DATA)
                                     1996    1997     % CHANGE
                                    ------  -----     --------

     Advertising Revenues            $23.0  $29.4      27.5%
     Broadcast Costs                  12.5   16.0      28.3%
     Marketing Expense                 5.5    6.2      13.2%
     General &
          Administrative Expense       1.7    3.0      80.7%
     Depreciation & Amortization       1.5    2.1      43.0%
     EBITDA                            3.4    4.1      21.1%
     Net Income*                       1.0    1.5      39.9%
     EPS*                              0.06   0.09     39.9%


     *1996 Net Income and EPS have been adjusted on a pro forma basis to reflect C corporation tax status. Weighted average shares oustanding are calculated assuming the shares issued in conjunction with the October 1996 IPO were outstanding for the periods presented.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

     Revenues increased by $6.4 million, or approximately 27.5% to $29.4 million for the three months ended March 31, 1997 (the "March 1997 Period") from $23.0 million for the three months ended March 31, 1996 (the "March 1996 Period") primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal arrangements were $1.8 million in the March 1997 Period, a decrease of $1.5 million from $3.3 million in the March 1996 Period. As a percentage of total revenues, revenues from reciprocal arrangements decreased to 6.1% in the March 1997 Period from 14.3% in the March 1996 Period.

     Broadcasting costs increased by $3.5 million, or approximately 28.3%, to $16.0 million in the March 1997 Period from $12.5 million in the March 1996 Period. As a percentage of revenues, broadcasting costs increased modestly to 54.5% for the March 1997 Period from 54.1% for the March 1996 Period. The Company's continued development of its Expanded Radio Services, Metro TV Services, and acquisitions of Airborne, TWI and several new market start-up operations significantly contributed to the increase. Excluding these costs, broadcasting costs would have increased by 8.0% to $13.5 million in the March 1997 Period from $12.5 million in the March 1996 Period. Broadcasting costs attributable to reciprocal arrangements decreased from approximately $2.0 million in the March 1996 Period to $0.9 million in the March 1997 Period.

     Marketing expense increased by $0.7 million, to $6.2 million in the March 1997 Period from $5.5 million in the March 1996 Period. This increase resulted from increased sales commissions associated with the increased revenues generated in the March 1997 Period. Marketing expense as a percentage of revenues decreased to 21.1% in the March 1997 Period as compared to 23.8% in the March 1996 Period due to the relatively fixed nature of certain of the Company's marketing costs. Marketing expense related to reciprocal arrangements decreased by approximately $0.5 million from $0.8 million in the March 1996 Period to $0.3 million in the March 1997 Period.

     General and administrative expense increased by $1.3 million, to $3.0 million in the March 1997 Period from $1.7 million in the March 1996 Period. This increase was primarily due to increased salaries and related overhead associated with the Company's continued growth. General and administrative expenses associated with reciprocal arrangements increased by approximately $0.1 million from $0.2 million in the March 1996 Period to $0.3 million in the March 1997 Period.

     EBITDA increased by approximately $0.7 million to $4.1 million in the March 1997 Period from $3.4 million in the March 1996 Period. The improvement represented an increase of 21.1%. The increase in EBITDA was primarily attributable to the Company's continued revenue growth. EBITDA as a percentage of revenue was 14.0% in the March 1997 Period.

     As a result of the factors discussed above, net income increased to $1.5 million in the March 1997 Period from $1.0 million (adjusted on a pro forma basis to reflect C corporation tax status) in the March 1996 Period, or
approximately 39.9%.   Earnings per share increased to $0.09 in the March 1997
Period.

     During the March 1997 Period cash and cash equivalents decreased $7.2 million from $43.4 million to $36.2 million. Cash provided by operating activities decreased from $3.2 million in the March 1996 Period to $0.3 million due primarily to the decrease in other accrued liabilities. Cash used in investing activities increased to $7.2 million from $4.9 million in the March 1996 Period due to increased acquisitions of property and equipment. Cash provided by financing activities decreased to $(0.3) million in the March 1997 Period from $2.1 million due to the absence of long term debt borrowing.

     The maximum aggregate permitted borrowings under the Credit Agreement is $30.0 million. As of March 31, 1997, the Company had no debt outstanding under the Credit Agreement.

     The Company intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to pay any cash dividends on the common stock for the forseeable future. The Credit Agreement restricts the payment of cash dividends.

          OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          27.1 Financial Data Schedule

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    METRO NETWORKS, INC.

DATED: 5-14-97                BY:    /S/  CURTIS H. COLEMAN
      ----------------           ---------------------------------
                                          CURTIS H. COLEMAN
                                          SENIOR VICE PRESIDENT-
                                          CHIEF FINANCIAL OFFICER


                                    (PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICER AND DULY AUTHORIZED OFFICER)