Form 10-Q
period 1997-06-30
METRO NETWORKS INC
filed 1997-08-14
CIK 1016718

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                      OR


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM________TO__________.


                        COMMISSION FILE NUMBER: 0-21575
                                               --------


                             METRO NETWORKS, INC.
              ---------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

          DELAWARE                             76-0505148
          --------                             ----------
(State or other jurisdiction                 (IRS Employer
 of incorporation)                       Identification Number)

                              2800 POST OAK BLVD.
                                  SUITE 4000
                             HOUSTON, TEXAS  77056
             -----------------------------------------------------
                            (Address of Registrant)

                                 713-407-6000
                          --------------------------
                          (Registrant's phone number)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                     ---   ---

NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK OUTSTANDING AS OF JUNE 30, 1997:
16,554,403

                             METRO NETWORKS, INC.
                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

          CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1996
          AND JUNE 30, 1997                                               3

          CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
          AND THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1997        5

          CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
           ENDED JUNE 30, 1996 AND JUNE 30, 1997                          7

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      15

II.  OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            18

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                               18


SIGNATURES                                                               19


                     METRO NETWORKS, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,
               ASSETS                                   DECEMBER 31,        1997
                                                            1996        (UNAUDITED)
                                                        -------------  --------------

Current assets:
     Cash and cash equivalents                           $ 43,441,293   $ 32,931,047
     Accounts receivable, net                              23,318,182     28,537,070
     Prepaid expenses and other current assets                841,849      1,305,718
     Reciprocal receivables                                11,397,959     11,358,610
     Merchandise and scrip inventory                          567,144        699,472
     Reciprocal prepaid expenses and other current
       assets                                                 440,246        666,922
                                                         ------------   ------------
          Total current assets                             80,006,673     75,498,839
                                                         ------------   ------------
Property and equipment:
     Operating equipment                                   14,686,692     21,667,578
     Transportation equipment                                 706,554        533,912
     Leasehold improvements                                 1,170,189      1,803,658
                                                         ------------   ------------
                                                           16,563,435     24,005,148
     Less: accumulated depreciation                         5,992,630      7,564,342
                                                         ------------   ------------
                                                           10,570,805     16,440,806

Purchased broadcast contracts and other intangibles,
  net of accumulated amortization of $9,022,969 in
  1997 and $6,783,978 in 1996                              14,074,242     16,650,686

Other assets                                                1,160,611      1,868,419
                                                         ------------   ------------

Total assets                                             $105,812,331   $110,458,750
                                                         ============   ============


          See accompanying notes to consolidated financial statements.

                    METRO NETWORKS, INC., AND SUBSIDIARIES


               LIABILITIES
                                                           June 30,
                                           DECEMBER 31,      1997
                                               1996       (UNAUDITED)
                                           ------------  -------------
Current liabilities:
     Disbursement float                    $  2,055,467  $  4,204,566
     Accounts payable                         3,076,333     3,454,713
     Accrued payroll liabilities              5,418,751     5,125,711
     Other accrued liabilities                2,766,898     1,290,374
     Notes payable                              518,244       744,125
     Note payable to shareholder              3,100,000       984,000
     Current portion of long-term debt          318,789       705,936
     Deferred revenues                          430,299       344,177
     Income tax payable                         897,788     1,169,847
     Current deferred income taxes               61,000        61,000
     Reciprocal payables                      7,837,337     7,725,834
     Accrued reciprocal liabilities           1,520,897     1,595,434
     Reciprocal and airtime obligations       2,711,301     2,646,501
                                           ------------  ------------
          Total current liabilities          30,713,104    30,052,218
                                           ------------  ------------

Long-term debt                                  473,356       833,346
Other liabilities                             2,696,228     2,157,081
                                           ------------  ------------
          Total liabilities                  33,882,688    33,042,645
                                           ------------  ------------


     STOCKHOLDERS' EQUITY

Common stock                                     16,550        16,550

Preferred stock                                   2,550         2,550

Additional paid-in capital                   72,888,027    72,888,027

Retained (deficit) earnings                    (977,484)    4,508,978
                                           ------------  ------------

Total stockholders' equity                   71,929,643    77,416,105
                                           ------------  ------------

                                           $105,812,331  $110,458,750
                                           ============  ============


          See accompanying notes to consolidated financial statements.

                    METRO NETWORKS, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE THREE MONTHS ENDED
                                                              JUNE 30,
                                                            (UNAUDITED)
                                                     --------------------------
                                                         1996          1997
                                                     -----------    -----------
Advertising revenues                                 $27,046,835    $34,710,335

Broadcasting costs                                    11,704,433     16,439,086
Marketing expense                                      4,616,804      6,779,353
General and administrative expense                     2,667,488      2,617,197
Depreciation and amortization                          1,446,411      2,202,079
                                                     -----------    -----------

Total operating costs                                 20,435,136     28,037,715
                                                     -----------    -----------

Income from operations                                 6,611,699      6,672,620
                                                     -----------    -----------
Other (income) expense:
 Interest income                                         (31,126)      (304,013)
 Interest expense                                        611,786         39,817
 Other                                                    (5,909)        42,847
                                                     -----------    -----------

Income before income tax                               6,036,948      6,893,969
                                                     -----------    -----------

Income tax expense                                        69,907      2,862,253
                                                     -----------    -----------

Net income                                           $ 5,967,041    $ 4,031,716
                                                     ===========    ===========

Net income per share                                 $         -          $0.24
                                                     ===========    ===========

Pro forma income data (unaudited):

     Income as reported before tax                   $ 6,036,948
     Proforma federal and state income tax            (2,506,200)
                                                     -----------
     Proforma net income                             $ 3,530,748
                                                     ===========

     Pro forma net income per share                         0.30

     Weighted average shares outstanding              11,900,357     16,741,939


          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                           (UNAUDITED)
                                                   --------------------------
                                                      1996           1997
                                                   -----------    -----------
Advertising revenues                               $50,077,032    $64,078,162

Broadcasting costs                                  24,172,646     32,437,686
Marketing expense                                   10,101,411     12,988,432
General and administrative expense                   4,350,708      5,660,529
Depreciation and amortization                        2,936,082      4,331,716
                                                   -----------    -----------

Total operating costs                               41,560,847     55,418,363
                                                   -----------    -----------

Income from operations                               8,516,185      8,659,799
                                                   -----------    -----------

Other (income) expense:
 Interest income                                       (53,734)      (670,425)
 Interest expense                                      933,895         61,985
 Other                                                 (12,600)        26,431
                                                   -----------    -----------

Income before income tax                             7,648,624      9,241,808
                                                   -----------    -----------

Income tax expense                                     572,855      3,755,367
                                                   -----------    -----------

Net income                                         $ 7,075,769    $ 5,486,441
                                                   ===========    ===========

Net income per share                               $         -          $0.33
                                                   ===========    ===========

Pro forma income data (unaudited):

     Income as reported before tax                 $ 7,648,624
     Proforma federal and state income tax          (3,107,984)
                                                   -----------
     Proforma net income                           $ 4,540,640
                                                   ===========

     Pro forma net income per share                       0.38

     Weighted average shares outstanding            11,900,357     16,724,125

         See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                    (UNAUDITED)
                                                                           ------------------------------
                                                                                1996             1997
                                                                           -------------     ------------
Cash flows from operating activities:
 Net earnings                                                              $ 7,075,769       $  5,486,441
 Adjustments to reconcile net earnings to cash
 provided by operating activities:
  Depreciation and amortization                                              2,936,082          4,331,716
  Loss on dispositions of property
   and equipment                                                                     -            213,787
  Amortization of discount on note payable                                      44,150                  -
  Provision for doubtful receivables                                           438,725            574,481
 Deferred federal income tax                                                  (367,727)                 -
 Decrease (increase) in, net of acquisition of businesses
  Accounts receivable, net                                                  (7,063,998)        (5,353,186)
  Prepaid expenses and other current assets                                   (544,614)           (69,970)
  Other assets                                                                (207,270)        (1,384,202)
 (Decrease) increase in, net of acquisition of businesses
  Accounts payable                                                             516,295            210,153
  Accrued payroll liabilities                                                  216,204           (293,040)
  Other accrued liabilities                                                  2,295,899         (1,476,524)
  Deferred revenues                                                            385,617            (86,122)
  Income tax payable                                                          (139,772)           272,059
  Other liabilities                                                             12,956           (574,267)
 Net reciprocal arrangements                                                (1,827,737)        (1,456,212)
                                                                           -----------       ------------

  Net cash provided by operating activities                                  3,770,579            395,114
                                                                           -----------       ------------

 Cash flows from investing activities:
  Acquisitions of companies                                                 (3,864,807)        (4,131,093)
  Advances on receivables to related parties                                  (680,703)                 -
  Payments on receivables from related parties                                 150,000                  -
  Proceeds from sale of property and equipment                                       -             81,605
  Acquisitions of property and equipment                                    (1,957,823)        (6,484,989)
                                                                           -----------       ------------
    Net cash used in investing activities                                  $(6,353,333)      $(10,534,477)
                                                                           -----------       ------------

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                                                         FOR THE SIX MONTHS ENDED
                                                                JUNE 30,
                                                               (UNAUDITED)
                                                       ---------------------------
                                                           1996          1997
                                                       -------------  ------------
Cash flows from financing activities:
     Increase (decrease) in disbursements float        $     523,280     2,149,099
     Proceeds from long-term debt                          8,948,351       769,013
     Principal payments on long term debt                   (468,883)   (1,172,995)
     Payments on shareholder debt                                  -    (2,116,000)
     Distributions                                        (6,003,740)            -
                                                        ------------  ------------

Net cash provided by financing activities                  2,999,008      (370,883)
                                                        ------------   -----------

Net (decrease) increase in cash and
 cash equivalents                                            416,254   (10,510,246)
Cash and cash equivalents at beginning of period           3,049,946    43,441,293
                                                         -----------  ------------
Cash and cash equivalents at end of period               $ 3,466,200  $ 32,931,047
                                                         ===========  ============

Supplemental disclosures of cash
 flow information:
      Cash paid during the period for interest           $   959,265  $     61,985
                                                         ===========  ============
      Cash paid during the period for income taxes       $   686,054  $  3,483,308
                                                         ===========  ============

Supplemental noncash investing and financing
  activities:
     Property and equipment acquired through
      reciprocal activities                              $   176,610  $  1,004,324
                                                         ===========  ============


          See accompanying notes to consolidated financial statements.

                     METRO  NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

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

     Assuming that the Public Offering shares were outstanding for the periods presented the pro forma net income per share for the three months ended June 30, 1996 would have been $0.21.

4.   NOTES PAYABLE AND LONG-TERM DEBT


     Short-term notes payable consist of various notes with an original maturity of less than one year. Long-term debt consists of:

                                                      December 31,    June 30,
                                                          1996          1997
                                                      ----------    -----------

     Various acquisition notes payable, discounted
     at 8%, due 1997 through 1999                      $686,395      $1,449,782

     Unsecured note payable to bank at prime
     (8.50% at June 30, 1997), due 1997
     through 2000                                       105,750          89,500
                                                       --------     -----------
                                                        792,145       1,539,282

     Less: Current portion                              318,789         705,936
                                                       --------     -----------
                                                       $473,356     $   833,346
                                                       ========     ===========

     On October 22, 1996, the Company paid off the notes payable related to a $30.0 million revolving agreement and replaced this facility with a new reducing revolving credit facility (the "Credit Agreement") which provides for maximum aggregate permitted borrowings of $30.0 million. The new line of credit expires December 31, 2003, and will begin reducing in March 1999. The new line of credit bears interest at a variable rate indexed to the lender's prime rate or LIBOR. The new line of credit has a commitment fee based on the daily average unborrowed balance and is secured by the grant of a lien by the Company and its subsidiary on all of their respective assets and a pledge of the Company's equity interest in its subsidiary in favor of the lender. The new line of credit provides for various restrictions on the Company which would restrict the Company, without first obtaining the lender's consent, from taking certain actions, including but not limited to incurring additional indebtedness, making certain acquisitions or consolidating with any other entity, altering its existing capital structure and paying certain dividends.

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

     On June 27, 1997, the Company acquired 80% (800 shares) of the common stock of Washington News Network, Inc. ("WNN"), a Washington, D.C. corporation. WNN provides video news feeds via satellite to approximately 85 broadcast affiliates across the country. The purchase price of $400,000 consisted of cash consideration of $100,000 and installment notes payable of $300,000. Beginning on March 31, 1998, the Company will have an option to purchase the remaining 200 shares of the common stock of WNN. The option may be exercised at any time from March 31, 1998 through March 31, 2000.


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

7.   RELATED PARTY TRANSACTIONS

     Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of Mr. Saperstein. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company.
     The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of June 30, 1997, the Company was obligated to provide approximately $1.2 million of commercial airtime, goods and services and cash under these reciprocal arrangements. Immediately prior to the Public Offering, the Company entered into an agreement with Mr. Saperstein pursuant to which Mr. Saperstein was distributed the goods and services the Company held for Mr. Saperstein's benefit. The Company also distributed to Mr. Saperstein all of its rights to the goods and services that are the subject of existing reciprocal arrangements but which had not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

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

8.   INCOME TAXES

     Prior to the Reorganization, MNL owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Subsequent to the Reorganization all of the operations will be included in the consolidated tax return of the Company. Accordingly at the time of the Reorganization the Company recorded an increase in the deferred tax liability of $66,000, which represented the tax basis differential between financial and tax assets and liabilities associated with the S corporations and partnerships included in the reorganization.

     In October 1996, the Company and the controlling shareholder entered into an agreement pursuant to which the controlling shareholder may seek reimbursement from the Company for any income tax obligation attributable to any period prior to the Reorganization. Alternatively, in the event that the status of any of MVN, MRI or MTC as a subchapter S corporation is not respected, the Company may seek reimbursement from the controlling shareholder, but only to the extent that the controlling shareholder receives a tax refund attributable to amounts he previously included in income in his capacity as a shareholder of such corporations. In October 1996, the Company distributed to the controlling shareholder a note for $3,100,000. This note relates to estimated tax amounts owed by the controlling shareholder as a result of his ownership interest in S corporations and partnerships for the period January 1, 1996 to the date of the Reorganization. The note does not bear interest and is due on demand, but in all events no later than December 31, 1997. The balance outstanding at June 30, 1997 is $984,000.

9.   STOCK OPTIONS

     The Company's Board of Directors has adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees.
     The Board of Directors has discretionary authority, subject to certain restrictions, to administer the 1996 Plan, including but not limited to determining the individuals to whom, the times at which, and the exercise price for which options will be granted. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 585,000 have been issued. The exercise price of options granted under the 1996 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combined voting power of all classes of stock of the Company) of the common stock on the date such option was granted. Options granted under the 1996 Plan typically become vested and exercisable for up to 33-1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33-1/3% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company, (ii) the expiration of 90 days from the date the optionee's employment with the Company terminates for any reason other than cause, death, or disability (iii) the expiration of one year after the optionee's death or (iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such a transaction, whether or not
     vested as of such date of consummation.   In addition, 40,000 options were
     granted to non-employee members of the Board of Directors.

10.  SUBSEQUENT EVENT

     On August 1, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of Valley Watch Broadcasting, a California corporation ("VWB"). VWB operates a network of broadcast affiliates serving the Fresno, California area. The purchase price consists of $10,000 cash and two additional contingent payments based upon future operating cash flow.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     Revenues increased by $7.7 million, or approximately 28.3%, to $34.7 million for the three months ended June 30, 1997 (the "current year period") from $27.0 million for the three months ended June 30, 1996 (the "prior year period") primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal arrangements were $0.9 million in the current year period, a decrease of $0.6 million from $1.5 million in the prior year period. As a percentage of total revenues, revenues from reciprocal arrangements decreased to 2.6% in the current year period from 5.5% in the prior year period.

     Broadcasting costs increased by $4.7 million, or approximately 40.5%, to $16.4 million in the current year period from $11.7 million in the prior year period. As a percentage of revenues, broadcasting costs increased to 47.4% for the current year period from 43.3% for the prior year period. The Company's continued development of its Expanded Radio Services, Metro TV Services, and acquisitions of Airborne, TWI and several new market start-up operations significantly contributed to the increase. Broadcasting costs attributable to reciprocal arrangements decreased from approximately $0.7 million in the prior year period to $0.5 million in the current year period.

     Marketing expense increased by $2.2 million, to $6.8 million in the current year period from $4.6 million in the prior year period. This increase resulted from increased sales commissions associated with the increased revenues generated in the current year period. Marketing expense as a percentage of revenues increased to 19.5% in the current year period as compared to 17.1% in the prior year period. Marketing expense related to reciprocal arrangements increased by approximately $0.4 million, from $(0.2) million in the prior year period to $0.2 million in the current year period.

     General and administrative expense decreased by $0.1 million, to $2.6 million in the current year period from $2.7 million in the prior year period. General and administrative expenses associated with reciprocal arrangements increased by approximately $0.1 million from $34,000 in the prior year period to $0.2 million in the current year period.

     EBITDA consists of earnings before interest expense, taxes, depreciation, and amortization. EBITDA increased by approximately $0.8 million to $8.9 million in the current year period from $8.1 million in the prior year period. The improvement represented an increase of 10.1%. The increase in EBITDA was
primarily attributable to the Company's continued revenue growth.   EBITDA as a
percentage of revenue was 25.4% in the current year period.

     As a result of the factors discussed above, net income increased to $4.0 million in the current year period from $3.5 million (adjusted on a pro forma basis to reflect C corporation tax status) in the prior year period, or
approximately 14.2%.   Earnings per share increased to $0.24 in the current year
period.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     Revenues increased by $14.0 million, or approximately 28.0% to $64.1 million for the six months ended June 30, 1997 (the "June 1997 Period") from $50.1 million for the six months ended June 30, 1996 (the "June 1996 Period") primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal arrangements were $2.7 million in the June 1997 Period, a decrease of $2.1 million from $4.8 million in the June 1996 Period. As a percentage of total revenues, revenues from reciprocal arrangements decreased to 4.2% in the June 1997 Period from 9.5% in the June 1996 Period.

     Broadcasting costs increased by $8.3 million, or approximately 34.2%, to $32.4 million in the June 1997 Period from $24.2 million in the June 1996 Period. As a percentage of revenues, broadcasting costs increased to 50.6% for the June 1997 Period from 48.3% for the June 1996 Period. The Company's continued development of its Expanded Radio Services, Metro TV Services, and acquisitions of Airborne, TWI and several new market start-up operations significantly contributed to the increase. Broadcasting costs attributable to reciprocal arrangements decreased from approximately $2.7 million in the June 1996 Period to $1.4 million in the June 1997 Period.

     Marketing expense increased by $2.9 million, to $13.0 million in the June 1997 Period from $10.1 million in the June 1996 Period. This increase resulted from increased sales commissions associated with the increased revenues generated in the June 1997 Period. Marketing expense as a percentage of revenues increased slightly to 20.3% in the June 1997 Period as compared to 20.2% in the June 1996 Period. Marketing expense related to reciprocal arrangements decreased by approximately $0.1 million from $0.6 million in the June 1996 Period to $0.5 million in the June 1997 Period.

     General and administrative expense increased by $1.3 million, to $5.7 million in the June 1997 Period from $4.4 million in the June 1996 Period.
This increase was primarily due to increased salaries and related overhead associated with the Company's continued growth. General and administrative expenses associated with reciprocal arrangements increased by approximately $0.2 million from $0.2 million in the June 1996 Period to $0.5 million in the June 1997 Period.

     EBITDA increased by approximately $1.5 million to $13.0 million in the June 1997 Period from $11.5 million in the June 1996 Period. The improvement represented an increase of 13.4%. The increase in EBITDA was primarily
attributable to the Company's continued revenue growth.   EBITDA as a percentage
of revenue was 20.2% in the June 1997 Period.

     As a result of the factors discussed above, net income increased to $5.5 million in the June 1997 Period from $4.5 million (adjusted on a pro forma basis to reflect C corporation tax status) in the June 1996 Period, or approximately
20.8%.   Earnings per share increased to $0.33 in the June 1997 Period.

     During the June 1997 Period cash and cash equivalents decreased $10.5 million from $43.4 million to $32.9 million. Cash provided by operating activities decreased from $3.8 million in the June 1996 Period to $0.4 million in the June 1997 Period due primarily to the decrease in other accrued liabilities. Cash used in investing activities increased to $10.5 million in the June 1997 Period from $6.4 million in June 1996 Period due to increased acquisitions of property and equipment. Cash provided by financing activities decreased to $(0.4) million in the June 1997 Period from $3.0 million in the June 1996 period due to the absence of long term debt borrowing.

     The maximum aggregate permitted borrowings under the Credit Agreement is $30.0 million. As of June 30, 1997 the Company had no debt outstanding under the Credit Agreement.

     The Company intends to retain all of its earnings to finance the development and expansion of its business and therefore does not intend to pay any cash dividends on the common stock for the foreseeable future. The Credit Agreement restricts the payment of cash dividends.

          OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 6, 1997, the company held its annual meeting of shareholders. At the annual meeting, the shareholders elected three Class 1 directors to serve until the 2000 annual meeting. The results of the voting were as follows:

         NAME                  FOR      WITHHELD

     David I. Saperstein    18,078,693   167,922
     Gary L. Worobow        18,078,693   167,922
     Kenan H. Spivak        18,078,693   167,922

The remaining directors of the company are Charles I. Bortnick, Shane E. Coppola, Curtis H. Coleman, James A. Arcara, Dennis F. Holt, and Robert M. Miggins.

          In addition, the shareholders ratified and approved the appointment of KPMG Peat Marwick, LLP, for the fiscal year ended December 31, 1997. The result of the voting was as follows:

          FOR                           AGAINST                  WITHHELD

      18,244,276                          689                      1,200



Item 6.  Exhibits and Reports on Form 8-K

          27.1 Financial Data Schedule

                                   SIGNATURE

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                    METRO NETWORKS, INC.

DATED:      8-13-97             BY:     /S/ CURTIS H. COLEMAN
        ----------------           --------------------------------------------
                                         CURTIS H. COLEMAN
                                         SENIOR VICE PRESIDENT-
                                         CHIEF FINANCIAL OFFICER


                                    (PRINCIPAL FINANCIAL AND ACCOUNTING
                                    OFFICER AND DULY AUTHORIZED OFFICER)