Form 10-Q
period 1997-09-30
METRO NETWORKS INC
filed 1997-11-12
CIK 1016718

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                     Commission File Number: 0-21575


                         METRO NETWORKS, INC.
           (Exact name of registrant as specified in charter)

              DELAWARE                                     76-0505148
      (State of incorporation)                 (IRS Employer Identification No.)

   2800 POST OAK BLVD., SUITE 4000
           HOUSTON, TEXAS                                  77056-6199
(Address of principal executive offices)                   (Zip Code)


      Registrant's telephone number, including area code:  (713) 407-6000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   x Yes   No


        SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 31, 1997: 16,554,403

===============================================================================

                             METRO NETWORKS, INC.

                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
Part I - Financial Information
   Item 1. Financial Statements (unaudited)
      Consolidated Balance Sheets  ...................................    2

      Unaudited Consolidated Statements of Earnings ..................    3

      Unaudited Condensed Consolidated Statements of Cash Flow .......    4

      Unaudited Consolidated Statement of Stockholders' Equity  ......    5

      Notes to Consolidated Financial Statements  ....................    6


   Item 2. Management's Discussion and Analysis of
           Financial Position and Results of Operations ..............    9


Part II - Other Information
   Item 6. Exhibits and Reports on Form 8-K  .........................    10

                     Metro Networks, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                        (dollars amounts in thousands)



                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                       1997                  1996
                                                                    -----------           ------------
ASSETS                                                              (unaudited)             (audited)
CURRENT ASSETS
Cash and cash equivalents                                              $27,540                $41,386
Short-term marketable investments                                          611                      -
Accounts receivable, net of allowance for
   doubtful accounts of $859 and $663                                   28,694                 23,318
Reciprocal
   Receivables                                                          11,918                 11,398
   Prepaid expenses                                                          -                    440
Merchandise and scrip inventory                                            803                    567
Other                                                                      732                    842
                                                                      --------               --------
   Total current assets                                                 70,298                 77,951
                                                                      --------               --------

PROPERTY AND EQUIPMENT
Work-in progress                                                         3,377                    170
Operating equipment                                                     24,575                 14,687
Transportation equipment                                                   779                    707
Leasehold improvements                                                   2,108                  1,170
                                                                      --------               --------
                                                                        30,839                 16,734
Less - accumulated depreciation and amortization                         8,653                  5,993
                                                                      --------               --------
                                                                        22,186                 10,741
                                                                      --------               --------

PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES,
   NET OF ACCUMULATED AMORTIZATION OF $10,427 AND $6,783                17,404                 14,074

Other Assets                                                               904                    991
                                                                      --------               --------
                                                                      $110,792               $103,757
                                                                      ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payables                                                     $  4,928               $  3,076
Notes payable                                                            1,197                  3,618
Reciprocal payables and accrued liabilities                             10,584                 12,069
Accrued liabilities                                                      8,678                  9,575
Current portion of long-term debt                                          343                    319
                                                                      --------               --------
   Total current liabilities                                            25,730                 28,657

LONG-TERM DEBT                                                             833                    474
OTHER                                                                    2,147                  2,696
                                                                      --------               --------
   Total liabilities                                                    28,710                 31,827
                                                                      --------               --------

MINORITY INTEREST                                                           27                      -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value (authorized 10,000,000 shares)              3                      3
Common stock, $.001 par value (authorized 25,000,000 shares)                16                     16
Additional paid-in capital                                              72,981                 72,888
Retained earnings (deficit)                                              9,055                   (977)
                                                                      --------               --------
                                                                        82,055                 71,930
                                                                      --------               --------
                                                                      $110,792               $103,757
                                                                      ========               ========

  The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands except per share data)




                                                Three Months Ended                Nine Months Ended
                                                   September 30                      September 30
                                            -----------------------              --------------------
                                               1997          1996                  1997        1996
                                            ----------     --------              --------     -------
ADVERTISING REVENUES                           $34,985      $29,000              $99,063      $79,077

OPERATING COSTS AND EXPENSES
Broadcasting                                    16,430       13,246               48,868       37,419
Marketing                                        6,408        4,910               19,396       15,012
General and administrative                       2,683        2,609                8,343        6,959
Depreciation and amortization                    2,403        1,668                6,735        4,604
                                               -------      -------              -------     --------
                                                27,924       22,433               83,342       63,994
                                               -------      -------              -------     --------
TOTAL OPERATING EARNINGS                         7,061        6,567               15,721       15,083

OTHER (INCOME) EXPENSE
Interest income                                   (308)         (65)                (978)        (119)
Interest expense                                    39          793                  101        1,727
Other                                             (274)         (14)                (248)         (27)
                                               -------      -------              -------     --------
                                                  (543)         714               (1,125)       1,581
                                               -------      -------              -------     --------

EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES   7,604        5,853               16,846       13,502

STATE AND FEDERAL INCOME TAXES                   3,058          488                6,814        1,061
                                               -------      -------              -------     --------

NET EARNINGS                                   $ 4,546      $ 5,365              $10,032      $12,441
                                               =======      =======              =======     ========

EARNINGS PER SHARE                             $  0.27      $   -                $  0.60      $   -
                                               =======      =======              =======     ========

AVERAGE COMMON SHARES OUTSTANDING               16,768       11,900               16,771       11,985
                                               =======      =======              =======     ========

1996 PROFORMA NET EARNINGS
Earnings before State and Federal
   income taxes as reported                                 $ 5,853                           $13,502
State and Federal income taxes                                2,400                             5,536
                                                            -------                          --------
Net earnings                                                $ 3,453                           $ 7,966
                                                            =======                          ========
Earnings per share                                          $  0.29                           $  0.66
                                                            =======                          ========


    The accompany notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                     ----------------------------
                                                                                       1997                1996
                                                                                     --------            --------
OPERATING ACTIVITIES
Net earnings                                                                         $ 10,033            $ 12,441
Adjustments to reconcile net earnings to
   cash provided by operating activities
      Depreciation and amortization                                                     6,735               4,604
      Deferred Federal income taxes                                                       (76)               (552)
      Provision for doubtful accounts                                                     667                 683
      Loss (gain) on dispositions of property and equipment                               208                 (21)
      Loss (gain) on sale of marketable securities                                        (69)
      Loss (gain) on change in unrealized appreciation on marketable securities           (37)
      Amortization of discount on notes payable                                             -                  62
      Undistributed minority interest, net of acquisition                                   8                   -
      Other                                                                                 -                  (6)
                                                                                     --------            --------
                                                                                       17,469              17,211
      Changes in operating assets and liabilities                                      (8,804)             (7,732)
                                                                                     --------            --------
      Cash provided by operating activities                                             8,665               9,479
                                                                                     --------            --------
INVESTING ACTIVITIES
Capital additions                                                                     (12,382)             (4,805)
Related party
   Advances to                                                                              -              (1,323)
   Payments from                                                                            -                 150
Proceeds from sale of marketable securities                                               327                   -
Purchase of marketable securities                                                        (832)                  -
Proceeds from sale of property and equipment                                               86                  25
Acquisitions of companies                                                              (6,389)             (3,865)
                                                                                     --------            --------
      Cash used for investing activities                                              (19,190)             (9,818)
                                                                                     --------            --------
FINANCING ACTIVITIES
Proceeds from issuance of debt                                                            769               8,931
Debt repayments                                                                                              (855)
   Long-term debt                                                                      (1,875)
   Related party debt                                                                  (2,308)                  -
Issuance of common stock                                                                   93
Cash distributions                                                                          -              (6,713)
Other                                                                                       -                 758
                                                                                     --------            --------
      Cash (used for) provided by financing activities                                 (3,321)              2,121
                                                                                     --------            --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      (13,846)              1,782
CASH AND CASH EQUIVALENTS
Beginning of period                                                                    41,386               3,050
                                                                                     --------            --------
End of period                                                                        $ 27,540            $  4,832
                                                                                     ========            ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                             $     66            $  1,413
Cash paid during the period for State and Federal income taxes                       $  7,184            $  1,017

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through reciprocal activities                        $  1,363            $    103
Transfer of property                                                                        -                 277


  The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 For the Nine Months Ended September 30, 1997
                         (dollar amounts in thousands)



                                                                        ADDITIONAL
                                                 PREFERRED    COMMON     PAID-IN       RETAINED
DOLLAR AMOUNTS                                     STOCK       STOCK     CAPITAL       EARNINGS     TOTAL
--------------                                   ---------    ------    ---------      --------    -------
BALANCE, DECEMBER 31, 1996                       $       3    $   16      $72,888       $  (977)   $71,930

Net earnings                                         -            -            -        10,032      10,032

Issuance of stock under Stock Purchase Plan          -            -           93             -          93
                                                 ---------    ------    ---------      --------    -------
BALANCE, SEPTEMBER 30, 1997                      $       3    $   16    $  72,981      $  9,055    $82,055
                                                 =========    ======    =========      ========    =======



                   ==============================================



                                                           SHARES ISSUED
                                                 ---------------------------------
                                                  PREFERRED               COMMON
SHARE AMOUNTS                                       STOCK                  STOCK
-------------                                     ---------             ----------
BALANCE, DECEMBER 31, 1996                        2,549,750             16,550,000

Issuance of stock under Stock Purchase Plan               -                  4,403
                                                  ---------             ----------
BALANCE, SEPTEMBER 30, 1997                       2,549,750             16,554,403
                                                  =========             ==========



----------------
The accompanying notes are an integral part of these financial statements.

                     METRO  NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial statements included herein have been prepared by Metro Networks, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period. Certain reclassifications have been made to prior year amounts to conform to current year presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1996 Annual Report on Form 10K.


2.   PRO FORMA EARNINGS PER SHARE

     Proforma income taxes are set forth herein because certain predecessor companies operated as S corporations or partnerships for federal income tax purposes. Proforma net income reflects income taxes calculated using a C corporation tax status.

     Assuming that the public offering shares were outstanding for the periods presented, the pro forma net income per share for the three months and nine months ended September 30, 1996 would have been $0.21 and $0.47, respectively.

3.   ACQUISITIONS

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

     On January 3, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of TWI Networks, Inc., an Ohio corporation ("TWI"). TWI operates a network of broadcast affiliates serving the Cincinnati, Columbus and Dayton, Ohio areas, the Memphis and Nashville, Tennessee areas and the Miami, Florida area. The purchase price of approximately $3,700,000 consisted of cash consideration of $2,700,000 and installment notes payable of $1,000,000. The purchase price was allocated to the net assets based upon their estimated fair market values. The excess purchase price of approximately $3,250,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a five-year period.

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

     On September 19, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of Freecom, Inc. ("FRE"), a Pennsylvania corporation. FRE operates a network of broadcast affiliates serving the Harrisburg, PA, Wilkes-Barre, PA, Allentown, PA, Albany, NY and Wilmington, DE metropolitan areas. The purchase price of approximately $2,250,000 was allocated to the net assets based upon their estimated fair market value. The excess purchase price of approximately $1,900,000 was allocated to the value of purchased broadcast contracts and non-compete agreements and is being amortized over a five-year period.

4.   RELATED PARTY TRANSACTIONS

     Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of September 30, 1997, the Company was obligated to provide approximately $800,000 of commercial airtime, goods and services and cash under these reciprocal arrangements.

     In October 1996, the Company and the controlling shareholder entered into an agreement pursuant to which the controlling shareholder may seek reimbursement from the Company for any income tax obligation attributable to any period prior to the Reorganization. Alternatively, in the event that the status of any of Metro Video News, Inc. ("MVN"), Metro Reciprocal, Inc. ("MRI") or Metro Traffic Control, Inc. ("MTC") as a subchapter S corporation is not respected, the Company may seek reimbursement from the controlling shareholder, but only to the extent that the controlling shareholder receives a tax refund attributable to amounts he previously included in income in his capacity as a shareholder of such corporations. In October 1996, the Company distributed to the controlling shareholder a note for $3,100,000. This note relates to estimated tax amounts owed by the controlling shareholder as a result of his ownership interest in S corporations and partnerships for the period prior to the public offering. The note does not bear interest and is due on demand, but in all events no later than December 31, 1997. The balance outstanding at September 30, 1997 was $792,000. This balance was subsequently paid in the month of October 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997



RESULTS OF OPERATIONS

     Revenues increased by $6.0 million to $35.0 million, or 20.6% in the third quarter and $20.0 million to $99.1 million, or 25.3%, for the first nine months of 1997. The increase in revenue is primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal agreements were $1.5 million and $4.2 million in the third quarter and first nine months of 1997, compared to $2.9 million and $7.7 million for the same periods of last year. As a percentage of total revenues, revenues from reciprocal agreements decreased to 4.2% of total revenues in the third quarter and first nine months of 1997 compared to 10.1% and 9.7% for the same periods of last year. Earnings per share for the three and nine months ended September 30, 1997 were $0.27 and $0.60, respectively.

     Total Operating Costs (broadcasting and marketing costs) increased by $4.7 million to $22.8 million, or 25.8% and $15.8 million to $68.3 million, or 30.2%, respectively, in the third quarter and first nine months of 1997 when compared to the same periods last year. As a percentage of revenues, total operating costs were 65.3% and 68.9% in the third quarter and first nine months of 1997, compared to 62.6% and 66.3% for the same periods of last year. The increase in costs are primarily due to the following: the Company's continued development of it's Expanded Radio Services and Metro Television Services during
the year;   new market start-up operations;  acquisitions of Airborne Traffic
Network, Inc., Traffic Watch Networks, Inc., Washington News Network, Inc., Valley Watch Broadcasting, Inc. and Freecom, Inc.; and increased marketing expenses resulting from sales commissions associated with increased revenues.

     General and administrative expenses increased by $0.1 million to $2.7 million, or 2.8% and $1.4 million to $8.3 million, or 19.9%, respectively, in the third quarter and first nine months of 1997 when compared to the same periods last year. As a percentage of revenues, general and administrative expenses decreased to 7.7% and 8.4%, respectively, in the third quarter and first nine months of 1997, compared to 9.0% and 8.8% for the same periods last year.

     Earnings before interest expense, taxes, depreciation and amortization (EBITDA) increased by $1.5 million to $9.7 million in the third quarter compared to $8.2 million in the third quarter of 1996. For the nine months ended September 30, 1997, EBITDA increased by approximately $3.0 million to $22.7 million, compared to $19.7 million for the same period last year. The increase in EBITDA was primarily attributable to continued revenue growth. EBITDA as a percentage of revenue was 27.8% and 22.9% for the third quarter and nine months ended September 30, 1997, respectively.

     The Company recorded third-quarter 1997 net income of $4.5 million, compared to $3.5 million (adjusted on a proforma basis to reflect C Corporation tax status) in the third quarter of 1996, or an increase of 31.7%. For the nine months ended September 30, 1997, net income was $10.0 million compared to $8.0 million (adjusted on a proforma basis to reflect C Corporation tax status) for the first nine months of 1996, or an increase of approximately 25.9%.

FINANCIAL CONDITION

       Cash and cash equivalents decreased $13.9 million from $41.4 million to $27.5 million for the nine months ended September 30, 1997. Cash provided by operating activities decreased $0.8 million from $9.5 million to $8.7 million for the nine month period, primarily due to changes in operating assets and liabilities. Cash used for investing activities increased by $9.4 million to $19.2 million for the nine month period, due to increased acquisitions of property and equipment and acquisitions of companies. Cash used and provided by financing activities decreased by $5.4 million for the nine month period as a result of the Company using internally generated cash flow rather than borrowed funds.

       The maximum aggregate permitted borrowings under the Credit Agreement is $30.0 million. As of September 30, 1997 the Company had no debt outstanding under the Credit Agreement.


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

               27.1 Financial Data Schedule

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       METRO NETWORKS, INC.
                                       --------------------

                                           (Registrant)


Dated: November 10, 1997              By: /s/ TIMOTHY D. MCMILLIN
                                          _______________________________
                                          Timothy D. McMillin
                                          Senior Vice President
                                          Chief Financial Officer


                                      (Principal Financial and accounting
                                      Officer and Duly Authorized Officer)