Form 10-K
period 1997-12-31
METRO NETWORKS INC
filed 1998-03-31
CIK 1016718

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934

  For the Fiscal Year Ended December 31, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

  For the Transition Period from         to

                        Commission File Number: 0-21575

                               ----------------

                             METRO NETWORKS, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

              DELAWARE                                 76-0505148
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)


   2800 POST OAK BLVD., SUITE 4000                     77056-6199
           HOUSTON, TEXAS                              (ZIP CODE)

   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)                               (713) 407-6000
                                             (REGISTRANT'S TELEPHONE NUMBER,
                                                  INCLUDING AREA CODE)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                                TITLE OF CLASS

                         COMMON STOCK, $.001 PAR VALUE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

  The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of Registrant as of March 20, 1998 was $319,017,330 based upon the last reported bid price of $37.00 per share of Common Stock on March 20, 1998, as reported in the NASDAQ National Market.

  The number of shares outstanding of Registrant's Common Stock as of March 20, 1998 was 16,587,058.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the Registrant's last fiscal year end) are incorporated by reference in Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

OVERVIEW

  Metro Networks, Inc. (the "Company") is the largest outsource provider of traffic reporting services and is a leading supplier of local news, sports, weather, video news and other information programming services to the television and radio broadcast industries. The Company's information reports, which are customized to meet the specific needs of each of the Company's individual radio and television station affiliates, are presently being broadcast by approximately 1,576 radio station affiliates and 135 television station affiliates. The Company provides local broadcast information reports in 47 of the 50 largest Metro Survey Area ("MSA") markets in the United States. In exchange for the Company's information reports, radio and television station affiliates provide commercial airtime inventory to the Company. The packaging and sale of this commercial airtime inventory accounts for substantially all of the Company's revenues.

  Because the Company has numerous radio station affiliates in each of its markets (averaging 20 affiliates per market), the Company believes that its broadcasts of local information enable advertisers to reach more people, more often, in a higher impact manner than can be achieved using other advertising media. The Company's information reports are broadcast in 77 MSA markets and are heard by more than 100 million people (age 12 and over) daily. Such reports and the Company's commercial messages are listened to by an average of approximately 76% of the population (age 12 and over) in its markets. The Company's large network of affiliates offers advertisers the opportunity to reach a broad-based local, regional or national audience, through a single purchase of commercial airtime inventory from the Company.

  The Company offers advertisers two different networks on which to broadcast their advertisements: (i) the network of radio station affiliates (the "Radio Information Services Network") which includes the affiliate stations to which the Company provides its core information reports (the "Radio Traffic Services" and, separately, the "Radio Traffic Services Network") and the affiliate stations to which the Company provides its news, sports, weather and other information reports (the "Expanded Radio Services" and, separately, the "Expanded Radio Services Network"), and (ii) the network of broadcast television station affiliates and cable news channel affiliates (the "MetroTV Network") to which the Company provides its traffic information reports (the "Television Traffic Services") and video news (other than traffic) information products (the "Video News Services," and collectively with the Television Traffic Services, the "MetroTV Services").

PROGRAMMING

  The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors, and general managers of its affiliates to ensure that the Company's services meet its affiliates' quality standards. The Company and its affiliates jointly select the on-air broadcasters to ensure that each broadcaster's style is appropriate for the station's format. The Company's broadcasters often become integral "personalities" on such affiliates' stations as a result of their significant on-air presence and interaction with the stations' on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional broadcasters on multiple affiliate stations within a particular market. Generally, each of the Company's broadcasters delivers reports to between two and four of the Company's affiliates.

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

 Radio Programming Services

  The Company has been supplying radio stations with customized Radio Traffic Services since its inception in 1978. The Company is now the largest supplier of Radio Traffic Services in the United States. The Company has offered its Expanded Radio Services since 1994 and is now a leading supplier of such services, with over 450 affiliates in 62 markets as of December 31, 1997. The Company's total radio station affiliates increased by 15% from 1,374 in 1996 to 1,576 in 1997.

  The Company gathers traffic and other data utilizing the Company's information-gathering infrastructure, which includes aircraft (helicopters and airplanes), broadcast quality remote camera systems positioned at strategically located fixed-positions and on aircraft, mobile units and cellular systems, and by accessing various government-based traffic tracking systems. The Company also gathers information through relationships with various third party news and information services. The information is then processed, written into broadcast copy and entered into the Company's computer systems by the Company's local writers and producers. The Company's professional broadcasters then read the customized reports on the air.

  As a result of its extensive network of operations and broadcasters, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. For example, during the Andrew Cunanan murder/suicide news event, the Company provided live customized reports from Miami to its affiliates all over the country. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 77 markets and that is able to provide such customized reports to these markets.

  The Company introduced its newest product within its Expanded Radio Services division, Metro Source, in September 1997. Metro Source is a total information system and digital audio workstation that allows Metro news affiliates to receive via satellite, view, write, edit and report the latest news and features. With this product, the Company provides continuously updated and breaking news, weather, sports, business and entertainment information to its affiliate stations. Information and content for Metro Source is primarily generated from the Company's staff of News Bureau Chiefs, state correspondents and professional news writers and reporters.

  Local, regional and national news and information stories are fed to the Company's national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to the Company's internal Metro Source workstations located in each of its operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source. Metro Source information is written by broadcasters for broadcasters. As of December 31, 1997, the Company had affiliated approximately 80 radio stations for the Metro Source product.

 Television Programming Services

  The Company has been supplying its Television Traffic Services to television stations for over ten years and is currently providing such services to 135 television station affiliates, increasing over 18% from 114 television station affiliates in 1996. Originally, the Company provided television affiliates with audio reports of traffic information and basic graphics. As the Company developed its Television Traffic Services, it provided more sophisticated graphics displays and its professional broadcasters to the MetroTV Network. In 1995, the Company began to expand and enhance the information services that it provides to television affiliates. As of December 31, 1997, the Company provided its Video News Services to approximately 33 television station affiliates in 17 markets, up from 19 television station affiliates in 12 markets at the end of 1996. Similar to its radio programming services, with its MetroTV Services the Company supplies customized information reports which are generally delivered on air by its professional broadcasters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.

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

  In July 1997, the Company acquired an 80% interest in Washington News Network, Inc. ("WNN"), which provides customized video news feeds via satellite, primarily of news events from Capitol Hill and the White House, to approximately 85 television station affiliates, bureaus and networks across the country. WNN currently covers national news for local and regional consumption and provides video crew hire services in the Washington, D.C. area for affiliate stations nationwide. The Company offers WNN's services and products as a part of its comprehensive MetroTV Services.

 Metro Information Services

  The Company initiated its Metro Information Services ("MIS") division to develop non-broadcast traffic information business. MIS develops innovative techniques of gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a large supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to cellular subscribers via the Company's STAR JAM(TM) and STAR FIND(TM) services. Also, the Company plans to offer traffic information services via the Internet, other wireless communications, in-vehicle systems and other potential delivery mechanisms. The Company believes that it is well-positioned, as a leading supplier of local traffic and other information, to benefit from the evolution of future distribution systems.

  The Company has participated in several United States Department of Transportation ("USDOT") funded "Intelligent Transportation Systems" projects including: (i) TravInfo Traveler Information Center, a field operational test being conducted in the San Francisco Bay Area to implement a region-wide, open-access, multi-model advanced traveler information service, and (ii) TransCal, similar to TravInfo, is a field operational test being conducted in Sacramento to collect and disseminate traveler information for the I-80 and US 50 Corridors between the San Francisco Bay area and the Reno/Tahoe area. Additionally, the Company has participated in Model Deployment projects funded by the Federal Highway Administration in Phoenix (the AZTech project) and Seattle (the Smart Trek project) to develop Traveler Information Systems that will deliver information through a multitude of wireless and wireline delivery systems to an assortment of end-users devices and services.

INFRASTRUCTURE

  In each of its larger markets, the Company typically employs a General Manager who has overall operations and sales management responsibility for that market. In smaller to medium markets, the Company usually employs one General Manager to oversee two to four markets. In addition, the Company employs seven Regional Vice Presidents/General Managers who oversee its General Managers and who generally have responsibility for six to ten markets each.

  In each of its markets, the Company employs a Director of Operations who is responsible for all aspects of the Company's day-to-day operations. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director's operations center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with affiliates and pursuing relationships with unaffiliated stations. In addition, the Company employs nine Regional Directors of Operations who supervise the Directors of Operations and who report to the Company's Regional Vice Presidents/General

Managers. In each of the markets where the Company provides its Expanded Radio Services, the Company usually employs a News Bureau Chief who generally reports to the Director of Operations for that market. Each News Bureau Chief is responsible for collecting, writing and reporting local, regional and national news and information stories generated in, or related to, their respective market. Each News Bureau Chief, additionally, is responsible for feeding these stories and information reports to the Company's national news operations center, located in Arizona.

  The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately 100 helicopters and fixed-wing aircraft, 31 mobile units, 18 airborne camera systems, 54 fixed-position camera systems, 64 broadcast studios and 1,744 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology which enable the Company's broadcasters to deliver accurate reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

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

  Currently, the Company packages its television commercial airtime inventory on a regional and national network basis. In 1997, the Company began providing a national unwired network morning news product on the MetroTV Network. The Company has developed a separate sales force to sell its television commercial airtime inventory and to optimize the efforts of the Company's national internal structure of sales representatives.

  In each of the markets in which it conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime inventory in any and all of the Company's markets in addition to selling such inventory in each local market, which the Company believes affords its sales representatives an advantage over certain of their competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company's local sales representative in the city in which the airline is headquartered. The Company's advertising sales force is comprised of approximately 160 sales representatives. Although the Company typically has two or three sales representatives in an individual market, the number of sales representatives in an individual market ranges from one to ten depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from the Company's headquarters in Houston, Texas.

  Due to the number of the Company's markets, its reach within its markets and the range of services it provides, the Company has a large number of advertising clients in a diverse group of industries. For the year ended December 31, 1997, no single advertiser represented more than 5% of the Company's total revenues and the Company's top ten advertisers, as a group, represented less than 20% of the Company's total revenues.

 The Radio Information Services Network

  The Company's typical radio advertisement on the Radio Information Services Network consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging 20 affiliates per market), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime inventory into multiple "sponsorship" packages (generally 125, 250 or 500 sponsorships broadcast over a four week period in each market), which it then sells as an information sponsorship package to advertisers. These Company sponsorship packages are run on a fair and equal rotation (i.e., each advertiser receives its pro rata share of advertisements sold by the Company for broadcast on each of the Company's affiliates in the relevant market or markets) throughout the Radio Information Services Network on a local, regional or national basis, primarily during prime morning and afternoon drive periods. The Company does not allow an advertiser to select individual stations from the Radio Information Services Network on which to run its advertising campaign. The Company's 500 sponsorship package (which the Company believes is its most frequently purchased package), reaches an average of over 70% of the population (age 12 and over) in the Company's MSA markets. In addition, the Company's large network of affiliates allows the Company to offer advertisers the opportunity to purchase advertising in multiple markets nationwide through a single purchase from the Company.

  As the Company's business has developed, it has sold increasing amounts of its advertising to regional/national advertisers. For the year ended December 31, 1997, approximately 70% of the Company's radio advertising revenue was attributable to regional/national advertisers, with the balance attributable to local advertisers.

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

 The MetroTV Network

  The Company provides its MetroTV Services to television stations in exchange for thirty-second commercial airtime inventory. The amount and day-part placement of the commercial airtime inventory that the Company receives from television stations varies by market and by the type of service provided by the Company. As the Company has provided more enhanced MetroTV Services, it has been able to acquire more valuable commercial airtime inventory. The Company, in turn, packages this commercial airtime inventory and sells it to advertisers on a regional and national basis. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the MetroTV Network often delivers more than one station in a market and advertisers have the ability to select specific television stations and markets.

  Historically, revenues from sales of television commercial airtime inventory have been an insignificant part of the Company's total revenues. In order to increase the Company's revenues from sales of television commercial airtime inventory, in 1997 the Company: (i) formed a separate television advertising sales staff; (ii) began seeking an increased amount of higher value fixed-position commercial airtime inventory from television stations in exchange for providing enhanced Video News Services; and (iii) pre-sold a significant amount of commercial airtime inventory to large national advertisers. As the Company continues to expand all aspects of its Television Traffic Services and Video News Services, the Company believes that revenues from television advertising sales will continue to increase.

ACQUISITIONS

  Subsequent to year-end 1997, the Company acquired Traffic Patrol Broadcasting, Inc. ("TPB") of Dallas, Texas. As of the closing, the Company (through TPB and the Company's existing Dallas operations) provided traffic services to 39 radio and three television station affiliates in Dallas/Ft. Worth, Texas, the seventh largest MSA market.

  During 1997, the Company expanded into, or enhanced, operations in 17 markets through five strategic acquisitions.

  Harrisburg, York, Lancaster, Allentown/Bethlehem, Wilkes-Barre/Scranton, Albany, Salisbury/Ocean City Acquisition. On September 19, 1997, the Company acquired substantially all of the tangible and intangible assets of Freecom, Inc. dba Traffax Traffic Network ("Traffax") and Freecom Newsnet ("Freecom"). As of the closing, Traffax provided traffic services to 20 radio and three television station affiliates in Harrisburg, Pennsylvania; seven radio station affiliates in York, Pennsylvania; seven radio station affiliates in Lancaster, Pennsylvania; 18 radio and one television station affiliate in Allentown/Bethlehem, Pennsylvania; 20 radio station affiliates in Wilkes-Barre/Scranton, Pennsylvania; 24 radio and four television station affiliates in Albany, New York and 25 radio station affiliates in Salisbury/Ocean City, Maryland and Delaware. The MSA market rank of these MSA markets is 73, 103, 110, 65, 62, 57 and 154, respectively. As of the closing, Freecom provided news services to 17 radio station affiliates in Harrisburg, Pennsylvania.

  Fresno Acquisition. On August 1, 1997, the Company acquired substantially all of the tangible and intangible assets of Valley Watch Broadcasting ("VWB"). As of the closing, VWB provided traffic services to eight radio and two television station affiliates in Fresno, California, the 64th largest MSA market.

  Washington News Network, Inc. On June 27, 1997, the Company acquired an 80% interest in Washington News Network, Inc. ("WNN"). As of the closing, WNN provided customized video news feeds via satellite, primarily of news events from Capitol Hill and the White House, to approximately 85 television station affiliates, bureaus and networks across the country, covered national news for local and regional consumption and provided video crew hire services in the Washington, D.C. area for affiliate stations nationwide.

  Cincinnati, Columbus, Dayton, Memphis, Miami and Nashville Acquisition. On January 3, 1997, the Company acquired substantially all of the tangible and intangible assets of TWI Networks, Inc. ("TWI"). As of the closing, TWI provided local traffic and news services to 16 radio and one television station affiliate in Cincinnati, Ohio; six radio station affiliates in Columbus, Ohio; 18 radio station affiliates in Dayton, Ohio; 19 radio station affiliates in Memphis, Tennessee; two radio station affiliates in Miami, Florida and 12 radio and two television station affiliates in Nashville, Tennessee. The MSA market rank of these MSA markets is 25, 32, 52, 43, 11 and 44, respectively.

  Kansas City and Omaha Acquisition. On January 2, 1997, the Company purchased substantially all of the tangible and intangible assets of Airborne Traffic Network, Inc. ("ATN"). As of the closing, ATN provided traffic services to 16 radio station affiliates in Kansas City, Missouri, the 26th largest MSA market; and Omaha, Nebraska, the 72nd largest MSA market.

  The Company is currently in discussions with several other entities that, if acquired, would result in new or expanded geographic coverage or additional or complementary services by the Company. The Company, however, does not have any commitments, arrangements, or understandings with respect to any such acquisitions. Further, there can be no assurance that the Company will be able to effect any such transaction, or that any such transactions, if consummated, will prove to be beneficial to the Company.

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

INTERNATIONAL

  The Company's international presence has been limited to its participation in licensing agreements in the United Kingdom and France. Pursuant to these license agreements, the Company provides its licensees the right to use its name, computer technology, training and sales expertise in exchange for commercial airtime inventory. Revenues from such licensing agreements are not material. The Company is currently analyzing and evaluating various international strategic opportunities.

COMPETITION

  The Company faces various sources of competition in the provision of its information reporting services. Single market operators and groups of radio stations providing their own information reports comprise the Company's primary competition. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operators providing local radio and television programming services in various markets. The Company believes that the next largest provider of traffic and local information services (which operates under the names "Shadow Traffic" and "Express Traffic") currently has a presence in approximately 16 MSA markets in the United States, as compared to the Company's operations in 77 MSA markets. Westwood One, Inc., which is approximately 25% owned by CBS Corporation, owns and operates the Shadow Traffic operations in four of the 16 markets.

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

EMPLOYEES

  The Company employed approximately 1,475 full-time and 720 part-time persons as of December 31, 1997, none of whom was covered by a collective bargaining agreement. Approximately 40 of the Company's 2,195 employees are represented by a union. Such employees are located in the San Francisco bay area. Of the Company's total employees, approximately 1,744 were engaged in broadcasting and operations; 160 in sales and marketing; and 123 in general and administrative activities. Approximately 10% of the Company's employees are located in the Company's Houston, Texas headquarters. The Company considers its relationship with its employees to be satisfactory.

TRADEMARKS

  The Company has registered "Metro Traffic Control", "Metro Networks" and certain other trademarks which are relevant to its business. The Company does not believe that its operations are materially dependent on these trademarks.

REORGANIZATION

  From 1978 through October 1996, the business of the Company was operated through Metro Traffic Control, Inc. ("MTC"), Metro Networks, Ltd. ("MNW"), Metro Video News, Inc. ("MVN"), Metro Reciprocal, Inc. ("MRI") and their subsidiaries (collectively, the "Predecessor Companies"). Until October 1996, all of the equity interests in the Predecessor Companies were owned by David
I. Saperstein and certain trusts created for the benefit of his children (the "Saperstein Family"). In October 1996, the Saperstein Family established the Company as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies, by exchanging such interests for 9,350,607 shares of Metro Networks, Inc.'s

Common Stock and 2,549,750 shares of Metro Networks, Inc.'s Series A Convertible Preferred Stock (the "Reorganization"). In November 1997, Metro Traffic Control, Inc. changed its name to Metro Networks Communications, Inc.

ITEM 2. PROPERTIES.

  The Company's headquarters facility, which includes its principal administrative, sales, marketing, management information systems and product development offices and its local operations center, is located in approximately 30,844 square feet of subleased space in Houston, Texas. The sublease on this facility terminates in March 2004.

  The Company leases additional operation centers/broadcast studios and marketing and administrative offices across the United States consisting of approximately 190,720 square feet in the aggregate, pursuant to the terms of various lease agreements. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate growth of its operations and additional sales and support offices through the foreseeable future.

  For the year ended December 31, 1997, the Company incurred $4.4 million in total facilities expenses.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

  No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

  The Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). At March 20, 1998, 16,587,058 shares of Common Stock and 2,549,750 shares of Series A Convertible Preferred Stock were outstanding.

  The Common Stock is listed for trading on the NASDAQ National Market ("Nasdaq") under the symbol "MTNT." The high and low sales prices as reported by Nasdaq for the Common Stock from October 17, 1996, the date upon which the Common Stock commenced trading on the Nasdaq, through December 31, 1997, respectively for each calendar quarter were as follows:

             FIRST        SECOND         THIRD         FOURTH
            QUARTER       QUARTER       QUARTER        QUARTER        YEAR
         ------------- ------------- -------------- ------------- -------------
          HIGH   LOW    HIGH   LOW    HIGH    LOW    HIGH   LOW    HIGH   LOW
         ------ ------ ------ ------ ------ ------- ------ ------ ------ ------
1997.... 26 3/4 21 7/8 25 1/2 21 7/8 33 7/8 25 5/16 35 1/2 29 1/2 35 1/2 21 7/8
1996....                                            25 3/4 19 1/8 25 3/4 19 1/8

  The closing price of the shares of the Common Stock was $37.00 on March 20, 1998.

  As of March 20, 1998, there were 116 record owners and in excess of 1,600 beneficial owners of the Common Stock.

  The Company has never paid cash dividends on the Common Stock and does not intend to pay any such cash dividends in the foreseeable future.

  The Transfer Agent and Registrar for the Common Stock is American Stock Transfer & Trust Company.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial and operating data should be read in conjunction with the consolidated financial statements of the Company and the Predecessor Companies' historical combined financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data set forth below with respect to the years ended December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the audited financial statements for that year.

                                          YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                   1997      1996     1995     1994     1993
                                 --------  --------  -------  -------  -------
                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Advertising revenues............ $139,125  $109,237  $72,433  $60,048  $47,905
                                 --------  --------  -------  -------  -------
Broadcasting costs..............   67,224    50,686   41,286   32,239   27,384
Marketing expense...............   26,526    21,378   14,504   11,355    8,848
General and administrative ex-
 pense..........................   11,425    10,158    7,194    5,939    6,994
Depreciation and amortization
 expense........................    8,878     6,213    3,980    1,302    1,814
                                 --------  --------  -------  -------  -------
Total operating costs...........  114,053    88,435   66,964   50,835   45,040
                                 --------  --------  -------  -------  -------
Income from operations..........   25,072    20,802    5,469    9,213    2,865
  Other expenses (income).......   (1,865)     (408)    (137)    (164)     238
  Interest expense..............      230     1,779    1,260      293      145
                                 --------  --------  -------  -------  -------
Income before tax provision.....   26,707    19,431    4,346    9,084    2,482
Income tax provision............   11,164     3,462    1,036    2,179    1,066
                                 --------  --------  -------  -------  -------
Income from continuing opera-
 tions..........................   15,543    15,969    3,310    6,905    1,416
Discontinued operations.........       --        --       --       --     (561)
                                 --------  --------  -------  -------  -------
Net income...................... $ 15,543  $ 15,969  $ 3,310  $ 6,905  $   855
                                 ========  ========  =======  =======  =======
Pro forma net income(1)......... $     --  $ 12,047  $ 2,803  $    --  $    --
Diluted income per common
 share(1)(2).................... $   0.93  $   0.94  $  0.23       --       --
Diluted weighted average shares
 outstanding(1)(2)..............   16,714    12,884   12,252       --       --
                                              AT DECEMBER 31,
                                 ---------------------------------------------
                                   1997      1996     1995     1994     1993
                                 --------  --------  -------  -------  -------
                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital................. $ 48,106  $ 49,294  $ 7,900  $ 7,414  $ 1,862
Total assets....................  115,073   103,757   48,030   27,502   16,492
Total debt......................    1,478     1,310   22,624    6,650    2,183
Total stockholders'
 equity/partners' capital.......   88,293    71,930    4,478    9,401    4,153

--------
(1) The unaudited pro forma financial data for the year ended December 31, 1996 and 1995 give effect to the Reorganization. See "Business-- Reorganization."
(2) For the years ending December 31, 1996 and 1995, weighted average shares outstanding and net income per common share are calculated on a pro forma basis assuming the shares issued in conjunction with the Reorganization were outstanding for all periods presented, adjusted for excess distributions and assuming the Predecessor Companies were taxed at rates applicable to the Company subsequent to the Reorganization. Metro Networks, Inc. has not declared or paid any dividends on its Common Stock. However, the Predecessor Companies have made cash distributions to their shareholders from time to time. See "Business--Reorganization."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

  The Company, which was founded in 1978, is the largest outsource provider of traffic reporting services and a leading supplier of local news, sports, weather, video news and other information programming services to the television and radio broadcast industries. The Company provides customized information reports to affiliated radio and television stations in exchange for commercial airtime inventory. The Company generates revenues by packaging such commercial airtime inventory and selling it on a local, regional or national basis. While the majority of the Company's revenues are currently generated from sales of advertising on its Radio Information Services Network, the Company is experiencing increased revenues from its Expanded Radio Services Network and its MetroTV Network. The Company's expenses are primarily comprised of three categories: (i) operations, which includes all the expenses related to gathering, producing, and broadcasting information reports; (ii) marketing, which includes sales commissions, salaries and benefits for sales personnel; and (iii) general and administrative expenses, which include corporate overhead. Most of the Company's expenses are associated with its Radio Traffic Services. However, during 1995, 1996 and 1997, the Company incurred additional expenses attributable to the development of its MetroTV Services and development and operation of its Expanded Radio Services (including operating expenses incurred prior to the generation of significant revenue from both of these operations).

  From 1978 through October 1996, the business of the Company was operated through the Predecessor Companies and all of the equity interests in the Predecessor Companies were owned by the Saperstein Family. See "Business-- Reorganization."

  Immediately prior to the closing of the initial public offering, the controlling shareholder established the Company as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies into Metro Traffic Control, Inc. by exchanging such interests for 9,350,607 shares of the Company's Common Stock and 2,549,750 shares of the Company's Series A Convertible Preferred Stock. In November 1997, Metro Traffic Control, Inc. changed its name to Metro Networks Communications, Inc.

  As the equity interests were held under common control and were contributed by the resulting shareholder of the Company, the underlying assets are recorded at their historical costs, similar to pooling of interest accounting. References to Metro Networks, Inc. in the consolidated financial statements of the Company include the Predecessor Companies prior to the Reorganization.

  In the analysis set forth below, the Company discusses EBITDA, which consists of earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company believes that EBITDA is a measure of financial performance widely used in the media and broadcast industries and is useful to investors.

  In certain circumstances, the Company engages in reciprocal arrangements with advertisers whereby the Company exchanges a portion of its unsold commercial airtime inventory for goods and services. The Company believes that reciprocal transactions are common in the broadcasting industry. In 1995, revenues from reciprocal arrangements accounted for 11.6% of total revenues and declined to 8.0% in 1996 and 4.0% in 1997.

  The Company's advertising revenues vary over the calendar year with the first quarter generally reflecting the lowest revenues and the fourth quarter the highest revenues for the year. Expenses, other than marketing expenses, are generally spread evenly over the year, resulting in seasonality in the Company's EBITDA.

INCOME TAXES

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and, prior to the Reorganization, the combined financial statements of the Predecessor Companies.

  Prior to the Reorganization, MNW owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. Subsequent to the Reorganization, all of the operations have been included in the consolidated tax return of the Company. Accordingly, at the time of the Reorganization, the Company recorded an increase in the deferred tax liability of $66,000, which represented the tax basis differential between financial and tax assets and liabilities associated with the S corporations and partnerships included in the Reorganization.

  Prior to the Reorganization, MRI, MVN and MTC elected to be taxed under S corporation provisions of the Internal Revenue Code of 1986, as amended. Under these provisions, MRI, MVN and MTC are not liable for federal income taxes. Instead, the stockholders of such entities are liable individually for federal income taxes on their taxable income. Also, prior to the Reorganization, MNW was a partnership for federal income tax purposes and accordingly, the partners were liable individually for federal income taxes on their respective partnership income. Accordingly, losses for these entities are not available to the Company to offset income.

RESULTS OF OPERATIONS

  The following table provides a summary of the Company's statement of operations on an actual and percentage of revenues basis for the periods indicated:

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                           YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                      1997            1996           1995
                                 --------------  --------------  -------------
                                               (IN THOUSANDS)
Advertising revenues............ $139,125 100.0% $109,237 100.0% $72,433 100.0%
                                 -------- -----  -------- -----  ------- -----
Broadcasting costs..............   67,224  48.3    50,686  46.4   41,286  57.0
Marketing expense...............   26,526  19.1    21,378  19.6   14,504  20.0
General and administrative ex-
 pense..........................   11,425   8.2    10,158   9.3    7,194  10.0
Depreciation and amortization
 expense........................    8,878   6.4     6,213   5.7    3,980   5.5
                                 -------- -----  -------- -----  ------- -----
  Total operating costs.........  114,053  82.0    88,435  81.0   66,964  92.5
                                 -------- -----  -------- -----  ------- -----
Income from operations..........   25,072  18.0    20,802  19.0    5,469   7.5
  Other income .................    1,865   1.3       408   0.4      137   0.2
  Interest expense..............      230   0.1     1,779   1.6    1,260   1.7
                                 -------- -----  -------- -----  ------- -----
Income before income tax provi-
 sion...........................   26,707  19.2    19,431  17.8    4,346   6.0
Income tax provision............   11,164   8.0     3,462   3.2    1,036   1.4
                                 -------- -----  -------- -----  ------- -----
Net income...................... $ 15,543  11.2% $ 15,969  14.6% $ 3,310   4.6%
                                 ======== =====  ======== =====  ======= =====
Pro forma state and federal in-
 come taxes.....................                 $  7,384   6.8% $ 1,543   2.1%
Pro forma net income (1)........                 $ 12,047  11.0% $ 2,803   3.9%
                                                 ======== =====  ======= =====
EBITDA (2)...................... $ 34,571  24.8% $ 27,027  24.7% $ 9,450  13.0%
                                 ======== =====  ======== =====  ======= =====

--------
(1) The unaudited pro forma financial data for the year ended December 31, 1996 and 1995 give effect to the Reorganization. See "Business-- Reorganization."

(2) EBITDA is earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.

 Year ended December 31, 1997 compared to year ended December 31, 1996

  Revenues. Revenues increased by $29.9 million, or approximately 27.4%, to $139.1 million in 1997 from $109.2 million in 1996. This increase was primarily due to revenues generated by increased sales of commercial airtime inventory. Acquisitions accounted for $5.7 million of this increase. Excluding these revenues, same market revenues increased $24.2 million in 1997, or 22.2%. Revenues from reciprocal arrangements as a percentage of total revenues declined to 4.0% in 1997 from 8.0% in 1996.

  Broadcasting Costs. Broadcasting costs increased by $16.5 million, or approximately 32.6%, to $67.2 million in 1997 from $50.7 million in 1996. The Company's continued development of its Expanded Radio Services and MetroTV Services accounted for approximately $11.0 million of the increase. Additionally, operating costs associated with acquisitions accounted for approximately $3.6 million of the increase. Excluding the increases discussed above, the Company's broadcasting costs would have increased by approximately $1.9 million, or 3.7%, to $52.6 million in 1997 from $50.7 million in 1996. Broadcasting costs as a percentage of revenues increased from 46.4% in 1996 to 48.3% in 1997. Broadcasting costs associated with reciprocal arrangements decreased by $1.1 million from $3.0 million in 1996 to $1.9 million in 1997.

  Marketing Expense. Marketing expense increased by $5.1 million, or approximately 24.1%, from $21.4 million in 1996 to $26.5 million in 1997. This increase resulted primarily from increased sales commissions associated with the increased revenues generated in 1997. Acquisitions accounted for $1.2 million of the increase. As a percentage of revenues, marketing expense was 19.6% in 1996 and 19.1% in 1997. Marketing expense associated with reciprocal arrangements decreased by $0.7 million to $0.9 million in 1997, from $1.6 million in 1996.

  General and Administrative Expense. General and administrative expenses increased by $1.3 million, or approximately 12.5%, to $11.4 million in 1997 from $10.2 million in 1996. This increase was primarily attributable to increased salaries and related overhead associated with the Company's continued growth. As a percentage of revenues, general and administrative expense decreased to 8.2% in 1997 from 9.3% in 1996. General and administrative expense associated with reciprocal arrangements increased by $0.1 million to $0.8 million in 1997, from $0.7 million in 1996.

  Depreciation and Amortization. Depreciation and amortization expense increased to $8.9 million in 1997 from $6.2 million in 1996. This increase resulted primarily from the increases in the Company's asset base resulting from 1997 Acquisitions and the Company's increased purchases of equipment pursuant to the development of its MetroTV Network and Expanded Radio Services Network during 1997.

  Effective October 1, 1997, the Company changed its depreciable asset lives for certain assets based upon industry practice and actual experience. This change reduced depreciation and amortization expense for the year ended December 31, 1997 and will result in lower ongoing depreciation and amortization expense. See Note 1 to the Consolidated Financial Statements.

  Other Income. Other income increased to $1.9 million in 1997 from $0.4 million in 1996. This increase resulted primarily from increased interest income on the net proceeds from the Company's initial public offering during the fourth quarter of 1996.

  Interest Expense. Interest expense decreased to $0.2 million in 1997 from $1.8 million in 1996. This decrease resulted primarily from paying off the balance on the Company's line of credit in October 1996.

  Net Income. As a result of the factors discussed above, net income increased by $3.5 million to $15.5 million in 1997, from $12.0 million in 1996 (adjusted on a pro forma basis to reflect C corporation tax status).

  EBITDA. EBITDA increased by $7.5 million, or approximately 27.9%, to $34.6 million in 1997 from approximately $27.0 million in 1996. EBITDA as a percentage of revenues increased to 24.8% in 1997 from 24.7% in 1996.

 Year ended December 31, 1996 compared to year ended December 31, 1995

  Revenues. Revenues increased by $36.8 million, or approximately 50.8%, to $109.2 million in 1996 from $72.4 million in 1995. This increase was primarily due to revenues generated by increased sales of commercial airtime inventory on the Radio Traffic Services Network. Acquisitions accounted for $9.5 million of this increase. Excluding these revenues, same market revenues increased $27.3 million in 1996, or 41.8%. Revenues from reciprocal arrangements as a percentage of total revenues declined to 8.0% in 1996 from 11.6% in 1995.

  Broadcasting Costs. Broadcasting costs increased by $9.4 million, or approximately 22.8%, to $50.7 million in 1996 from $41.3 million in 1995. This increase was partially attributable to operating costs associated with acquisitions, which accounted for approximately $2.4 million of the increase. Additionally, the Company's continued development of its Expanded Radio Services and MetroTV Services, and commencement of start-up operations in five markets accounted for approximately $2.8 million of the increase. The Company also incurred approximately $1.0 million of additional broadcasting costs associated with the development of its Metro Information Services division. Excluding the increases discussed above, the Company's broadcasting costs would have increased by approximately $3.2 million, or 7.7%, to $44.5 million in 1996 from $41.3 million in 1995. Broadcasting costs as a percentage of revenues decreased from 57.0% in 1995 to 46.4% in 1996. Broadcasting costs associated with reciprocal arrangements decreased by $2.0 million from $5.0 million in 1995, to $3.0 million in 1996.

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

  Other Income. Other income increased to $0.4 million in 1996 from $0.1 million in 1995. This increase resulted primarily from increased interest income on the net proceeds from the Company's initial public offering during the fourth quarter of 1996.

  Interest Expense. Interest expense increased to $1.8 million in 1996 from $1.3 million in 1995. This increase resulted primarily from increases in indebtedness incurred in connection with the 1996 Acquisitions.

  Net Income. As a result of the factors discussed above, net income increased by $12.7 million to $16.0 million in 1996, from $3.3 million in 1995.

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

  On October 22, 1996, the Company closed the initial public offering of its common stock and received approximately $68 million in cash, net of underwriting discounts and commission, and other expenses. The Company used approximately $30 million of the proceeds to repay existing indebtedness under the Credit Agreement among NationsBank of Texas, N.A., Metro Traffic Control, Inc. and Metro Networks, Ltd., dated October 21, 1994, as amended, and the balance of the proceeds, including those from the underwriters' exercise of the over allotment option, has been used for working capital and general corporate purposes.

  Net cash provided by operating activities decreased by approximately $3.2 million, to $10.7 million in 1997 from $13.9 million in 1996, primarily as a result of changes in operating assets and liabilities, which was partially offset by an increase in depreciation and amortization. In addition, the Company's net earnings for 1997 reflect an increase in income taxes from 1996 of approximately $7.7 million due to the change in taxpayer status from S corporation to C corporation. Net cash used in investing activities increased by $10.4 million to $23.6 million in 1997, from $13.2 million in 1996 due to an increase in capital expenditures. Cash used and provided by financing activities decreased by $42.8 million to $(3.3) million in 1997, from $39.5 million in 1996, as a result of the Company's initial public offering in 1996 which was partially offset by a reduction in long-term debt in 1996.

  Net cash provided by operating activities increased by approximately $11.8 million, to $13.9 million in 1996 from $2.1 million in 1995, primarily as a result of increases in net earnings and depreciation and amortization offset by changes in operating assets and liabilities. Net cash used in investing activities increased by $1.3 million to $13.2 million in 1996, from $11.9 million in 1995, due to an increase in capital expenditures which was partially offset by a decrease in acquisition costs. Net cash provided by financing activities increased by $30.6 million to $39.5 million in 1996, from $8.9 million in 1995, as a result of proceeds from the Company's initial public offering which was partially offset by a reduction in long-term debt.

 The Credit Agreement and Notes Payable

  In October 1996, the Company entered into a new line of credit with NationsBank of Texas, N.A. ("NationsBank"). The maximum aggregate permitted borrowings (the "New Line of Credit") under the Credit Agreement among NationsBank, certain lenders and the Company, dated October 22, 1996 (the "Credit Agreement") is $30.0 million. The New Line of Credit bears interest at a variable rate determined by the lender's prime rate or LIBOR and the Company's total leverage; the interest rate ranges from 0 to 50 basis points over the prime rate or 75 to 150 basis points over LIBOR. The New Line of Credit has a commitment fee of up to 0.25% per annum on the daily average unborrowed balance of the New Line of Credit. The New Line of Credit expires December 31, 2003, and will begin amortizing in March 1999. The Credit Agreement provides for various restrictions on the Company which preclude the Company, without first obtaining the lender's consent, from taking certain actions, including incurring additional indebtedness, purchasing the assets of any entity other than in the ordinary course of business, merging or consolidating with any other entity or altering its existing capital structure and paying certain dividends. As of December 31, 1997, the Company had no debt outstanding under the New Line of Credit.

  The Company issued non-interest-bearing notes in connection with the acquisitions in 1997 of the assets of TWI Networks, Inc. and Washington News Network, Inc. and the 1994 acquisition of Charlotte Traffic Patrol, Inc. which had principal amounts of $0.2 million, $0.2 million and $0.4 million, respectively, outstanding as of December 31, 1997. The Company has guaranteed a $0.4 million letter of credit related to the Charlotte acquisition as of December 31, 1997. See "Business--Acquisitions".

 Capital Expenditures

  Capital expenditures were $16.6 million in 1997 and $6.8 million in 1996. Historically, the Company's capital expenditures have related principally to increasing the Company's information-gathering capabilities, broadcasting capacity and technology base. The increase in capital expenditures is primarily due to the Company's continued development of its MetroTV Network and Expanded Radio Services Network during 1997.

  The Company believes its existing sources of liquidity, cash on hand, cash provided by operations and the Credit Agreement will satisfy the Company's anticipated working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000

  Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field meaning that they may not be able to properly recognize dates in the Year 2000. This could result in significant system and equipment failures. While the Year 2000 considerations are not expected to materially impact the Company's internal operations, they may have an effect on some of our customers and suppliers, and thus indirectly affect the Company. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems. The Company is currently in the planning stages of developing new data processing systems throughout the organization for management, operational and financial information. These systems will be free of any Year 2000 limitations.

EFFECTS OF INFLATION

  The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 129, DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE ("SFAS 129"). SFAS 129 establishes standards for disclosing information about a company's outstanding debt and equity securities and eliminates exemptions from such reporting requirements for nonpublic companies. SFAS 129 is effective for periods ending after December 15, 1997.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income in a company's financial statements. Comprehensive income includes all changes in a company's equity accounts (including net income or loss) except investments by, or distributions to, the company's owners. Items which are components of comprehensive income (other than net income or loss) include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The components of comprehensive income must be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

  In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131"). SFAS 131 establishes standards for the way that public companies report, in their annual financial statements, certain information about their operating segments, their products and services, the geographic areas in which they operate and their major customers. SFAS 131 also requires that certain information about operating segments be reported in interim financial statements. SFAS 131 is effective for periods beginning after December 15, 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  18
Consolidated Balance Sheets................................................  19
Consolidated Statements of Operations......................................  20
Consolidated Statements of Stockholders' Equity/Partners' Capital..........  21
Consolidated Statements of Cash Flows......................................  22
Notes to Consolidated Financial Statements.................................  24

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Metro Networks, Inc. and Subsidiaries:

  We have audited the accompanying consolidated balance sheets of Metro Networks, Inc. and Subsidiaries, and its Predecessors as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity/partners' capital and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metro Networks, Inc. and Subsidiaries and its Predecessors as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Houston, Texas
March 9, 1998

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           DECEMBER 31,
                                                         -----------------
                         ASSETS                            1997     1996
                         ------                          -------- --------
CURRENT ASSETS:
Cash and cash equivalents............................... $ 25,087 $ 41,386
Short-term marketable investments.......................      777       --
Accounts receivable, net................................   34,113   23,318
Reciprocal
  Receivables, net......................................   11,113   11,398
  Prepaid expenses......................................       --      440
Merchandise and scrip inventory.........................      686      567
Other...................................................      703      842
                                                         -------- --------
    Total current assets................................   72,479   77,951
                                                         -------- --------
PROPERTY AND EQUIPMENT:
Operating equipment.....................................   30,638   14,857
Transportation equipment................................      842      707
Leasehold improvements..................................    2,747    1,170
                                                         -------- --------
                                                           34,227   16,734
Less: accumulated depreciation and amortization.........    9,838    5,993
                                                         -------- --------
                                                           24,389   10,741
                                                         -------- --------
PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES,
 net....................................................   17,545   14,074
OTHER ASSETS:
Deferred tax assets.....................................      146      170
Other...................................................      514      821
                                                         -------- --------
                                                              660      991
                                                         -------- --------
                                                         $115,073 $103,757
                                                         ======== ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
Accounts payable........................................ $  3,030 $  3,076
Notes payable...........................................      568    3,618
Reciprocal payables and accrued liabilities.............   10,281   12,069
Accrued liabilities.....................................   10,074    9,575
Current portion of long-term debt.......................      420      319
                                                         -------- --------
    Total current liabilities...........................   24,373   28,657
LONG-TERM DEBT..........................................      490      474
DEFERRED INCOME TAXES...................................      670       --
OTHER...................................................    1,247    2,696
                                                         -------- --------
    Total liabilities...................................   26,780   31,827
                                                         -------- --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value (authorized 10,000,000
 shares)................................................        3        3
Common stock, $.001 par value (authorized 25,000,000
 shares)................................................       16       16
Additional paid-in capital..............................   73,708   72,888
Retained earnings (deficit).............................   14,566     (977)
                                                         -------- --------
                                                           88,293   71,930
                                                         -------- --------
                                                         $115,073 $103,757
                                                         ======== ========

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
ADVERTISING REVENUES.............................. $139,125  $109,237  $72,433
OPERATING COSTS AND EXPENSES
Broadcasting......................................   67,224    50,686   41,286
Marketing.........................................   26,526    21,378   14,504
General and administrative........................   11,425    10,158    7,194
Depreciation and amortization.....................    8,878     6,213    3,980
                                                   --------  --------  -------
                                                    114,053    88,435   66,964
                                                   --------  --------  -------
TOTAL OPERATING EARNINGS..........................   25,072    20,802    5,469
                                                   --------  --------  -------
OTHER (INCOME) EXPENSE
Interest income...................................   (1,245)     (397)    (165)
Interest expense..................................      230     1,779    1,260
Other.............................................     (620)      (11)      28
                                                   --------  --------  -------
                                                     (1,635)    1,371    1,123
                                                   --------  --------  -------
EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES....   26,707    19,431    4,346
STATE AND FEDERAL INCOME TAXES ...................   11,164     3,462    1,036
                                                   --------  --------  -------
NET EARNINGS ..................................... $ 15,543  $ 15,969  $ 3,310
                                                   ========  ========  =======
BASIC EARNINGS PER SHARE ......................... $   0.94  $     --  $    --
                                                   ========  ========  =======
DILUTED EARNINGS PER SHARE ....................... $   0.93  $     --  $    --
                                                   ========  ========  =======
BASIC AVERAGE COMMON SHARES OUTSTANDING ..........   16,555        --       --
                                                   ========  ========  =======
DILUTED AVERAGE COMMON SHARES OUTSTANDING.........   16,714        --       --
                                                   ========  ========  =======
PRO FORMA DATA (UNAUDITED):
Earnings before state and federal income taxes as
 reported.........................................           $ 19,431  $ 4,346
Pro forma state and federal income taxes..........             (7,384)  (1,543)
                                                             --------  -------
Pro forma net earnings............................           $ 12,047  $ 2,803
                                                             ========  =======
Pro forma basic earnings per share................           $   0.94  $  0.24
                                                             --------  -------
Pro forma diluted earnings per share..............           $   0.94  $  0.23
                                                             ========  =======
Weighted average shares outstanding...............             12,884   11,900
Plus shares attributable to excess distributions..                 --      352
                                                             --------  -------
Pro forma weighted average shares outstanding.....             12,884   12,252
                                                             ========  =======

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                         (IN THOUSANDS, EXCEPT SHARES)

                                    OUTSTANDING
                         -----------------------------------
                         PREFERRED STOCK    COMMON STOCK     ADDITIONAL           RETAINED
                         ---------------- ------------------  PAID-IN   PARTNERS' EARNINGS
                          SHARES   AMOUNT   SHARES    AMOUNT  CAPITAL    CAPITAL  (DEFICIT)   TOTAL
                         --------- ------ ----------  ------ ---------- --------- ---------  --------
BALANCE AT DECEMBER 31,
 1994...................        --  $ --       3,198   $ 3    $ 1,024    $1,235   $  7,139   $  9,401
Distribution............        --    --          --    --         --        --    (11,232)   (11,232)
Capital contributed.....        --    --          --    --      3,000        --         --      3,000
Net income (loss).......        --    --          --    --         --      (584)     3,894      3,310
                         ---------  ----  ----------   ---    -------    ------   --------   --------
BALANCE AT DECEMBER 31,
 1995...................        --    --       3,198     3      4,024       651       (199)     4,479
Distribution............        --    --      (3,198)   --         --        --    (16,983)   (16,983)
Capital contributed.....        --    --          --    --        700        --         --        700
Stock issuance, net of
 offering costs.........        --    --   4,650,000     5     67,758        --         --     67,763
Issuance of stock loan..        --    --   2,550,000     2         --        --         --          2
Reorganization.......... 2,549,750     3   6,335,000     6        406      (415)        --         --
Net income..............        --    --          --    --         --      (236)    16,205     15,969
                         ---------  ----  ----------   ---    -------    ------   --------   --------
BALANCE AT DECEMBER 31,
 1996................... 2,549,750     3  16,550,000    16     72,888        --       (977)    71,930
Issuance of stock under
 stock option plan......        --    --      26,097    --        570        --         --        570
Issuance of stock under
 stock purchase plan....        --    --      10,961    --        250        --         --        250
Net income..............        --    --          --    --         --        --     15,543     15,543
                         ---------  ----  ----------   ---    -------    ------   --------   --------
BALANCE AT DECEMBER 31,
 1997................... 2,549,750  $  3  16,587,058   $16    $73,708    $   --   $ 14,566   $ 88,293
                         =========  ====  ==========   ===    =======    ======   ========   ========



          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                    FOR THE YEARS ENDED
                                                        DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
OPERATING ACTIVITIES:
Net earnings.................................... $ 15,543  $ 15,969  $  3,310
Adjustments to reconcile net earnings to cash
 provided by operating activities:
  Depreciation and amortization.................    8,878     6,213     3,980
  Deferred federal income taxes.................      633      (109)       --
  Loss (gain) on dispositions of assets.........       73       (11)       28
  Amortization of discount on notes payable.....       --        76        28
Decrease (increase) in, net of acquisition of
 business
  Accounts receivable, net......................   (9,356)  (10,045)   (3,053)
  Prepaid expenses and other current assets.....      138      (484)     (124)
  Other assets..................................      157      (196)     (286)
(Decrease) increase in, net of acquisition of
 businesses
  Accounts payable..............................     (494)    1,160      (522)
  Accrued liabilities...........................      559     5,780       247
  Other liabilities.............................   (1,605)      425       (77)
Net reciprocal arrangements.....................   (3,874)   (4,916)   (1,425)
                                                 --------  --------  --------
  Cash provided by operating activities.........   10,652    13,862     2,106
                                                 --------  --------  --------
INVESTING ACTIVITIES:
Capital additions...............................  (16,642)   (6,840)   (2,043)
Related party
  Advances to...................................       --    (1,749)     (786)
  Payments from.................................       --       316        --
Proceeds from sale of marketable securities.....      414        --        --
Purchase of marketable securities...............   (1,062)       --        --
Proceeds from sale of property and equipment....       83        17       225
Acquisitions of companies.......................   (6,410)   (4,944)   (9,219)
Advances on receivables from stockholders.......       --        --       (84)
                                                 --------  --------  --------
  Cash used for investing activities............  (23,617)  (13,200)  (11,907)
                                                 --------  --------  --------

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                       FOR THE YEARS ENDED
                                                           DECEMBER 31,
                                                     --------------------------
                                                      1997      1996     1995
                                                     -------  --------  -------
FINANCING ACTIVITIES:
Proceeds from issuance of debt.....................    1,244     9,411   16,890
Debt repayments
  Long-term debt...................................   (2,453)  (30,801)  (2,058)
  Related party debt...............................   (2,945)       --       --
Issuance of common stock...........................      820    67,765       --
Cash distributions.................................       --    (7,601)  (8,631)
Capital contributions..............................       --       700    3,000
Financing costs....................................       --        --     (315)
                                                     -------  --------  -------
  Cash (used for) provided by financing activities.   (3,334)   39,474    8,886
                                                     -------  --------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...  (16,299)   40,136     (915)
CASH AND CASH EQUIVALENTS
Beginning of period................................   41,386     1,250    2,165
                                                     -------  --------  -------
End of period......................................  $25,087  $ 41,386  $ 1,250
                                                     =======  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest...........  $   228  $  1,833  $ 1,246
Cash paid during the period for State and Federal
 income taxes......................................   11,419     2,856      923
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIV-
 ITIES:
Property and equipment acquired through reciprocal
 activities........................................  $ 1,585  $    490  $   703
Reciprocal activities related to business acquisi-
 tions.............................................       41        --    1,500
Decrease in shareholder note payable...............      155        --       --
Stockholder distributions by:
    Reduction in stockholder note receivable.......       --     4,819    1,791
    Increase in shareholder note payable...........       --     3,100       --
    Transfer of property...........................       --     1,462      967

          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  From 1978 until the closing of the Company's initial public offering (the "Public Offering") in October 1996, the business of Metro Networks, Inc. and subsidiaries ("the Company") was operated through Metro Traffic Control, Inc. ("MTC"), a Maryland corporation; Metro Reciprocal, Inc. ("MRI"), a Texas corporation; Metro Networks, Ltd. ("MNW"), a Texas limited partnership; Metro Video News, Inc. ("MVN"), a Texas corporation; and their subsidiaries (collectively, the "Predecessor Companies"). Until the closing of the Public Offering, all of the equity interests in the Predecessor Companies were owned by the Chairman and Chief Executive Officer of the Company, and certain trusts (the "Trusts") created for the benefit of this individual's children.

  Immediately prior to the closing of the Public Offering, the controlling shareholder established Metro Networks, Inc. as a holding company and consolidated the issued and outstanding equity interests in the Predecessor Companies into MTC by exchanging such interests for 9,350,607 shares of Metro Networks, Inc.'s Common Stock and 2,549,750 shares of Metro Networks, Inc.'s Series A Convertible Preferred Stock (the "Reorganization"). In November 1997, MTC changed its name to Metro Networks Communications, Inc. Subsequent to the Reorganization, Metro Networks Communications, Inc. is a wholly-owned subsidiary of the Company.

  As the equity interests were held under common control and were contributed by the resulting shareholder of the Company, the underlying assets are recorded at their historical costs, similar to pooling of interest accounting. References to Metro Networks, Inc. in the accompanying financial statements include the predecessor entities prior to the Reorganization.

  The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries and, prior to the Reorganization, the combined financial statements of the Predecessor Companies. All intercompany accounts and transactions have been eliminated in consolidation/combination.

 Business

  The Company provides traffic reporting services, local news, sports, weather, video news and other information reporting services to the television and radio broadcast industries. In exchange for the Company's information reports, television and radio station broadcast affiliates provide commercial airtime to the Company. The packaging and sale of this commercial airtime accounts for substantially all of the Company's revenue. The Company's information reports are broadcast by radio and television broadcast affiliates throughout the United States.

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

  Revenue from the Company's exchange of advertising time for goods and services is recorded at the estimated fair market value of goods or services received, or to be received. The value of goods and services is charged to expense when used.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

 Cash and Cash Equivalents

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

 Merchandise and Scrip Inventory

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

  Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $3,968,000, $1,770,000 and $1,250,000, respectively.

  Effective October 1, 1997, the Company revised its estimate of the useful lives of certain intangible assets (purchased contracts) and camera equipment. Previously, such assets were depreciated over five and three years, respectively. Those lives are now extended to seven and five years, respectively. These changes were made to better reflect the estimated periods during which such assets will remain in service based on actual experience and industry practice. The change, which was accounted for prospectively from October 1, 1997, had the effect of reducing depreciation and amortization expense and increasing net income by approximately $342,700 ($.02 per diluted share) for the year ended December 31, 1997.

 Intangible Assets

  Intangible assets include goodwill, purchased broadcast contracts, non-compete agreements, trademarks and licenses. Intangible assets are amortized on a straight-line basis over the estimated eventual term of the customer's contract, or the estimated useful life of the asset for periods ranging from three to seven years.

 Federal and State Income Tax

  The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

  Prior to the Reorganization, MNW owned corporations which were taxed under the C corporation provisions of the Internal Revenue Code. Taxes related to income from the entities taxed under the C corporation provisions are reported under the asset and liability method. Subsequent to the Reorganization, all of the operations are included in the consolidated tax return of the Company.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  Prior to the Reorganization, MRI, MVN and MTC elected to be taxed under S corporation provisions of the Internal Revenue Code. Under these provisions, MRI, MVN and MTC were not liable for federal income taxes. Instead, the stockholders were liable for individual federal income taxes on their taxable income. Also, prior to the Reorganization, MNW was a partnership for federal income tax purposes and accordingly, the partners were liable for federal income taxes on their respective income.

 Stock-Based Compensation

  On January 1, 1996, the Company adopted Financial Accounting Standards
(SFAS) No. 123 ("Accounting for Stock-Based Compensation"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principles Board
(APB) Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS
No. 123.

 Reciprocal and Airtime Obligations

  Reciprocal and airtime obligations represent broadcast obligations incurred as part of the purchase price for acquisitions. Such obligations are recorded at the fair market value of the airtime when the acquisition was made and are included in reciprocal payables and accrued liabilities in the accompanying consolidated balance sheets. Reciprocal and airtime obligations approximated $2,620,000 and $2,711,000 at December 31, 1997 and 1996, respectively.

 Earnings Per Share

  The Company has adopted the provisions of SFAS No. 128 ("Earnings Per Share"), which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("basic EPS") and diluted earnings per share ("diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

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

  For purposes of computing earnings per share, the common shares outstanding as a result of the Stock Loan and Pledge Agreement (see Note 14) are considered outstanding, however the shares related to the convertible preferred stock are not considered to be Common Stock equivalents. This is due to the fact that under the terms and provisions of the Stock Loan and Pledge Agreement, the preferred shares outstanding cannot be converted into Common Stock while the stock loan is outstanding.

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

                     METRO NETWORKS, INC. AND SUBSIDIARIES

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

 Fair Value of Financial Instruments

  Fair value estimates are made at discrete points in time based on relevant market information. These estimates may be subjective in nature and involve uncertainties and matters of significant judgement and therefore, cannot be determined with precision.

  The Company believes that the carrying amounts of its current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long-term debt approximates its fair values because the interest rates approximate market.

 Accounting Pronouncements

  The Company adopted SFAS No. 121 ("Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"), effective January 1, 1996. This standard requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in events indicate that the carrying amount of the asset cannot be recoverable. The adoption of this standard did not materially affect the Company's consolidated results of operations or financial position.

 Reclassifications

  Certain reclassifications have been made to prior year amounts in order to conform to the 1997 presentation.

NOTE 2--INITIAL PUBLIC OFFERING

  In October 1996, the Company completed the Public Offering. Of the 7,200,000 shares of common stock offered, 3,600,000 shares were sold by the selling shareholder. In addition, the Company's underwriters exercised the underwriters' over-allotment option which resulted in the Company selling an additional 1,050,000 shares. The Company received approximately $68 million in cash, net of underwriting discounts and commissions, and other expenses.

NOTE 3--ACQUISITIONS

  During 1997, 1996 and 1995, the Company made the following acquisitions, each of which has been accounted for using the purchase method of accounting.

  On September 19, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of Freecom, Inc. ("FRE"), a Pennsylvania corporation. FRE provides traffic reporting services to a network of broadcast affiliates serving the Harrisburg, Wilkes-Barre/Scranton, and Allentown, Pennsylvania areas, Albany, New York and Salisbury/Ocean City, Maryland and Delaware areas. The purchase price of approximately $2,250,000 was allocated to the net assets acquired based upon their estimated fair market value. The excess purchase price of $1,940,000 was allocated to purchased broadcast contracts and non-compete agreements and is being amortized over a seven-year period.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  On August 1, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of Valley Watch Broadcasting ("VWB"). VWB provides traffic reporting services to a network of broadcast affiliates serving the Fresno, California area. The purchase price consists of $10,000 cash and two additional contingent payments based upon future operating cash flow.

  On June 27, 1997, the Company acquired 80% of the common stock of Washington News Network, Inc. ("WNN"), a Washington, D.C. corporation. WNN provides video news feeds via satellite to approximately 85 broadcast affiliates across the country. The purchase price of $400,000 consisted of cash consideration of $100,000 and installment notes payable of $300,000. Beginning on March 31, 1998, the Company has the option to purchase the remaining 20% of the Company. The option may be exercised at any time from March 31, 1998 through March 31, 2000.

  On January 3, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of TWI Networks, Inc. ("TWI"), an Ohio corporation. TWI provides traffic and news reporting services to a network of broadcast affiliates serving the Cincinnati, Columbus and Dayton, Ohio areas, the Memphis and Nashville, Tennessee areas and the Miami, Florida area. The purchase price of approximately $3,700,000 consisted of cash consideration of $2,700,000 and installment notes payable of $1,000,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess purchase price of approximately $3,250,000 was allocated to purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On January 2, 1997, the Company acquired substantially all of the tangible and intangible assets of Airborne Traffic Network, Inc. ("Airborne"), a Kansas corporation. Airborne provides traffic reporting services to a network of broadcast affiliates serving the Kansas City, Kansas and Omaha, Nebraska areas. As consideration for the asset purchase, the Company paid $1,350,000 at closing and agreed to pay an additional contingent consideration in a final payment based upon net revenue or operating cash flow of Airborne for the twelve month period following the closing date. The final payment, based upon net revenue or operating cash flow as defined in the Asset Purchase Agreement, was determined to be $150,000. The excess purchase price of approximately $1,470,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On October 31, 1996, the Company acquired substantially all of the tangible and intangible assets of Wisconsin Information Systems, Inc. ("Wisconsin"), an Ohio corporation. Wisconsin provides traffic reporting services to a network of broadcast affiliates serving the Milwaukee, Wisconsin, Oklahoma City, Oklahoma, Albuquerque, New Mexico and Omaha, Nebraska areas. The cash purchase price of approximately $650,000 was allocated to the net assets acquired based upon their estimated fair market values. The excess purchase price of approximately $600,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On January 4, 1996, the Company acquired 100% of the stock of Traffic Net, Inc. ("TNI"), a Rhode Island corporation, Traffic Net of Connecticut, Inc. ("TNCI"), a Connecticut corporation, and The Weather Bureau, Inc. ("TWB"), a Massachusetts corporation (collectively, the "Traffic Net Group"). The Traffic Net Group provides traffic and weather reporting services to a network of broadcast affiliates serving the Hartford, Connecticut area, the Providence, Rhode Island area, the Boston, Massachusetts area and areas throughout New England. The Company paid cash consideration of approximately $2,900,000, net of $100,000 in deferred purchase price related to certain contingent liabilities, as described in the TNI Stock Purchase Agreement. As additional consideration, the Company paid cash of approximately $410,000 to acquire existing trade receivables, all of which has been subsequently collected. The excess purchase price of approximately $3,197,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  On January 3, 1996, the Company acquired substantially all of the tangible and intangible business assets and assumed certain liabilities of Aeromedia, Inc. ("Aeromedia"), a Utah corporation. Aeromedia provides traffic reporting services to a network of broadcast affiliates serving the Salt Lake City, Utah area. As consideration for the asset purchase, the Company paid $200,000 at closing, plus additional contingent consideration of $250,000 based upon net sales as defined in the Asset Purchase Agreement. The excess purchase price of approximately $405,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On March 24, 1995, the Company acquired 100% of the stock of TrafficScan, Incorporated ("TSI"), a Georgia corporation. TSI provides traffic reporting services to a network of broadcast affiliates serving the Atlanta, Georgia area. The consideration for the stock of TSI included cash of approximately $4,000,000 and trade credits of approximately $1,500,000. Approximately $5,100,000 of the purchase price was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On March 9, 1995, the Company acquired all of the outstanding shares of Skyview Broadcasting Networks, Inc. ("SBN"), an Arizona corporation. SBN provides traffic reporting services to a network of broadcast affiliates serving the Phoenix and Tucson, Arizona areas. The consideration for the stock of SBN included cash of $2,280,000 and non-interest bearing notes payable of approximately $463,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $2,500,000 and was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On March 9, 1995, the Company acquired 100% of the shares of Airborne Broadcast Consultants ("Airborne"), a Nevada corporation. Airborne provides traffic reporting services to a network of broadcast affiliates serving the Las Vegas, Nevada area. The Company acquired the stock for cash consideration of $1,140,000 and noninterest bearing notes payable of approximately $232,000. The purchase price was allocated to the net assets of the acquired company based upon their estimated fair value. The excess purchase price of approximately $1,300,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  On March 9, 1995, the Company acquired substantially all of the tangible and intangible business assets and acquired certain liabilities of Airborne Broadcasting Systems, Inc. ("ABS"), a Tennessee corporation. ABS provides traffic reporting services to a network of broadcast affiliates serving the Nashville and Memphis, Tennessee areas and the Louisville, Kentucky area. The purchase price of approximately $2,100,000 consisted of cash consideration of $1,780,000 and noninterest bearing notes payable of approximately $358,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess purchase price of approximately $2,100,000 was allocated to the value of purchased broadcast contracts, non-compete agreements and goodwill and is being amortized over a seven-year period.

  Subsequent to December 31, 1997, the Company made the following acquisition, which will be accounted for using the purchase method of accounting.

  On March 2, 1998, the Company acquired all the outstanding common stock of Traffic Patrol Broadcasting, Inc. ("TPB"), a Texas corporation. TPB provides traffic reporting services to a network of broadcast affiliates serving the Dallas/Ft. Worth, Texas area. The consideration for the stock included cash of approximately $1,000,000 and a contingent payment based on future operating cash flow.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  The following is a summary of the 1997, 1996 and 1995 acquisitions:

                                                               DECEMBER 31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                              (IN THOUSANDS)
      Assets acquired:
        Accounts receivable............................... $  454 $  554 $  995
        Fixed assets......................................    740    123    514
        Other assets......................................     21     74     17
        Purchased broadcast contracts and other
         intangibles......................................  7,180  5,427 13,187
                                                           ------ ------ ------
                                                            8,395  6,178 14,713
      Liabilities assumed:
        Notes payable.....................................     77     --    730
        Other liabilities.................................    178  1,804  3,753
                                                           ------ ------ ------
                                                              255  1,804  4,483
      Less: Notes payable issued..........................  1,730     --  1,053
                                                           ------ ------ ------
      Cash paid........................................... $6,410 $4,374 $9,177
                                                           ====== ====== ======

  The following unaudited pro forma information represents the combined results of operations of the Company as if the 1997 acquisitions had been combined with the Company as of January 1, 1996 and the 1996 acquisitions had been combined with the Company as of January 1, 1995 (in thousands, except earnings per share).

                                                            DECEMBER 31,
                                                      -------------------------
                                                        1997     1996    1995
                                                      -------- -------- -------
                                                             (UNAUDITED)
      Advertising revenues (thousands)............... $140,690 $115,977 $74,846
      Net earnings (thousands).......................   15,653   12,413   2,854
      Diluted earnings per share..................... $   0.94 $   0.96 $  0.23

  The pro forma information is not necessarily indicative of operating results that would have occurred if each acquisition had been consummated as of the respective dates, nor is it necessarily indicative of future operating results. The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition.

NOTE 4--ALLOWANCE FOR DOUBTFUL ACCOUNTS

  The activity in the allowance for doubtful accounts is as follows (in thousands):

                                  BALANCE AT  CHARGED TO  WRITE-OFFS  BALANCE
                                  BEGINNING     COSTS       NET OF    AT END
                                  OF PERIOD  AND EXPENSES RECOVERIES OF PERIOD
                                  ---------- ------------ ---------- ---------
      Year ended December 31,
       1995......................    $494       $ 443       $ (627)    $310
      Year ended December 31,
       1996......................     310         802         (449)     663
      Year ended December 31,
       1997......................     663       1,021       (1,149)     535

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 5--ACCRUED LIABILITIES

  The following are the components of accrued liabilities (in thousands):

                                                                  DECEMBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
      Accrued payroll and related costs......................... $ 2,626 $2,273
      Bonus accrual.............................................   1,779  1,349
      Commission................................................   2,416  1,815
      Current income taxes payable..............................     598    899
      Other.....................................................   2,655  3,239
                                                                 ------- ------
                                                                 $10,074 $9,575
                                                                 ======= ======

NOTE 6--RECIPROCAL REVENUES AND EXPENSES

  The following is a summary of reciprocal revenues and expenses (in thousands):

                                                            FOR THE YEAR ENDING
                                                                DECEMBER 31,
                                                            --------------------
                                                             1997   1996   1995
                                                            ------ ------ ------
      Reciprocal revenues.................................. $5,611 $8,731 $8,375
                                                            ====== ====== ======
      Reciprocal expenses..................................  4,246  6,314  9,465
                                                            ====== ====== ======

NOTE 7--PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES

Purchased broadcast contracts and other intangibles is comprised of the following (in thousands):

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
      Non-compete agreements................................... $ 3,021 $ 2,924
      Purchased broadcast contracts............................  22,070  14,233
      Goodwill, trademarks and licenses........................   2,679   3,700
      Investments in subsidiaries..............................      50      --
      Other....................................................   1,079      --
                                                                ------- -------
                                                                 28,899  20,857
      Less: accumulated amortization...........................  11,354   6,783
                                                                ------- -------
                                                                $17,545 $14,074
                                                                ======= =======

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 8--NOTES PAYABLE AND LONG-TERM DEBT

  Short-term notes payable consists of various notes with an original maturity of less than one year. Long-term debt consists of the following in thousands:

                                                                       DECEMBER
                                                                          31,
                                                                       ---------
                                                                       1997 1996
                                                                       ---- ----
      Various acquisition notes payable, discounted at 8%, due 1998 through 2000..................................................  $841 $687
      Unsecured note payable to bank at prime (8. 50% at December 31,
       1997), due 1998 through 2000..................................    69  106
                                                                       ---- ----
                                                                        910  793
      Less: Current portion..........................................   420  319
                                                                       ---- ----
                                                                       $490 $474
                                                                       ==== ====

  The following is a schedule of future maturities of long-term debt as of December 31, 1997:

      1998................................................................. $420
      1999.................................................................  412
      2000.................................................................   78
      2001.................................................................   --
      2002.................................................................   --
                                                                            ----
                                                                            $910
                                                                            ====

  On October 22, 1996, the Company paid off the notes payable related to the $30,000,000 revolving agreement and replaced this facility with a reducing revolving credit facility which provides for maximum aggregate permitted borrowings of $30,000,000. The new line of credit expires December 31, 2003, and will begin reducing in March 1999. The new line of credit bears interest at a variable rate indexed to the lender's prime rate or LIBOR. The new line of credit has a commitment fee based on the daily average unborrowed balance and is secured by the granting of a lien by the Company and its subsidiary on all of their respective assets and a pledge of the Company's equity interest in its subsidiary in favor of the lender. The new line of credit provides for various restrictions on the Company which would restrict the Company, without first obtaining the lender's consent, from taking certain actions, including but not limited to incurring additional indebtedness, making certain acquisitions or consolidating with any other entity, altering its existing capital structure and paying certain dividends. No balances under the new line of credit were outstanding at December 31, 1997 and 1996.

NOTE 9--INCOME TAXES

  Income tax expense from continuing operations is comprised of the following (in thousands):

                                                              DECEMBER 31,
                                                          ----------------------
                                                           1997    1996    1995
                                                          ------- ------  ------
      Current, federal................................... $ 8,437 $2,393  $  722
      Current, state.....................................   2,094  1,178     314
      Deferred, federal..................................     633   (109)     --
                                                          ------- ------  ------
                                                          $11,164 $3,462  $1,036
                                                          ======= ======  ======

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  The difference between the effective tax rate of income tax expense and the amount which would be determined by applying the statutory U.S. income tax rates to income from continuing operations before income tax expense is explained below according to the tax implications of various items of income or expense:

                                                           DECEMBER 31,
                                                      ------------------------
                                                       1997     1996     1995
                                                      -------  -------  ------
Provision for income tax expense at U.S. statutory
 rates............................................... $ 9,347  $ 6,801  $1,478
Increase (decrease) in tax provision resulting from:
  Nontaxable S corporation and partnership (earnings)
   losses............................................      --   (5,449)   (667)
  State income taxes, net of federal tax benefit.....   1,360    1,024     204
  Amortization of goodwill...........................     929    1,100      --
  Tax exempt income..................................    (352)      --      --
  Other..............................................    (120)     (14)     21
                                                      -------  -------  ------
                                                      $11,164  $ 3,462  $1,036
                                                      =======  =======  ======

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes related to the C corporations included in the combined group.

  The components of the net deferred income tax assets and liabilities at December 31, 1997 and 1996 consist of the following (in thousands):

                                                                  1997    1996
                                                                 -------  -----
      Deferred income tax assets:
      Allowance for uncollectable accounts...................... $   187  $ 232
      Accrued liabilities.......................................      55    148
      Fixed asset basis difference..............................      62    197
      Book over tax amortization on intangible assets...........     907    464
                                                                 -------  -----
      Total deferred income tax assets..........................   1,211  1,041
      Deferred income tax liabilities:
      Tax over book depreciation on property and equipment......  (1,214)  (491)
      Book over tax barter valuation............................     (96)  (441)
      Investment in stock.......................................     (19)    --
      Research and development costs............................    (406)    --
                                                                 -------  -----
      Total deferred income tax liabilities.....................  (1,735)  (932)
      Net deferred income tax asset (liability).................    (524)   109
      Current deferred income tax asset (liability).............     146    (61)
                                                                 -------  -----
      Net long-term deferred income tax asset (liability)....... $  (670) $ 170
                                                                 =======  =====

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 10--COMMITMENTS AND CONTINGENCIES

  The Company leases certain of its office facilities and equipment over periods ranging from one to ten years. Total facility expense for the years ended December 31, 1997, 1996 and 1995 was $4,415,000, $3,384,000 and
$2,701,000, respectively. Future rentals for operating leases at December 31, 1997 are as follows (in thousands):

      1998.............................................................. $ 3,171
      1999..............................................................   2,596
      2000..............................................................   2,440
      2001..............................................................   2,150
      2002..............................................................   1,819
      Thereafter........................................................   5,044
                                                                         -------
                                                                         $17,220
                                                                         =======

  Additionally, the Company is obligated to provide advertising in exchange for leasing certain office facilities and equipment over periods ranging from one to ten years. Future rentals for operating leases at December 31, 1997 based on the fair market value of the leases are as follows (in thousands):

      1998............................................................... $  729
      1999...............................................................    518
      2000...............................................................    362
      2001...............................................................    254
      2002...............................................................    225
      Thereafter.........................................................     83
                                                                          ------
                                                                          $2,171
                                                                          ======

  The Company is subject to litigation arising in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 11--DEFINED CONTRIBUTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

  Effective April 1995, the Company established a profit sharing plan under
Section 401(k) of the Internal Revenue Code for all eligible employees. All eligible employees are permitted to defer compensation up to a maximum of 10% of their income. The plan provides for a matching contribution by the Company, which amounted to $314,000, $274,000 and $195,000 in 1997, 1996 and 1995,
respectively.

  A total of 1,500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 1997, a total of 10,961 shares have been issued under the Purchase Plan. The Purchase Plan permits an eligible employee of the Company to purchase common stock at a discount through payroll deductions not to exceed 10% of the compensation received by such employee during such pay period ("Employee Purchases"). An employee's right to purchase shares under the Purchase Plan will be granted at the beginning of each six month period based on payroll deductions made in the prior six month period. All purchases will be made automatically at the end of each six month period. Employee Purchases cannot exceed $25,000 in any plan year. The price at which the Common Stock is purchased under the Purchase Plan, as set by the Board of Directors, is the lesser of 95% of the fair market value of the Common Stock at the time an employee's right to purchase the stock is granted, or the fair market value of the Common Stock on the date of purchase.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 12--STOCK OPTIONS

  The Company's Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 932,903 were issued as of December 31, 1997. In October 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan") for the Company's officers, employees and non-employee Directors. The total number of shares reserved for issuance under the 1997 Plan is 1,500,000, of which approximately 100,000 were issued as of December 31, 1997. The 1997 Plan is subject to shareholder approval at the 1998 Annual Meeting. The Board of Directors has discretionary authority, subject to certain restrictions, to administer the 1996 Plan, including but not limited to determining the individuals to whom, the times at which, and the exercise price for which options will be granted. The exercise price of incentive options granted under the 1996 Plan or 1997 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combined voting power of all classes of stock of the Company) of the Common Stock on the date such option was granted. Options granted under either plan are not transferable by the optionholders except by will or by the laws of descent and distribution. Options granted under the 1996 Plan and 1997 Plan typically become vested and exercisable for up to 33 1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33 1/3% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company, (ii) the expiration of 90 days from the date his employment with the Company terminates for any reason other than cause, death, or disability (iii) the expiration of one year after the optionee's death or (iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such a transaction, whether or not vested as of such date of consummation.

  In addition, options to purchase an aggregate of 80,000 shares were issued to non-employee members of the Board of Directors.

  At December 31, 1997, there were 1,400,000 and 67,097 additional shares available for grant under the 1997 Plan and 1996 Plan, respectively. The per share weighted-average value of stock options granted during 1997 and 1996 was $14.89 and $8.12, respectively, on the date of grant using the Black Scholes model with the following assumptions for both 1997 and 1996: weighted-average risk-free interest rate of 6.11%, expected life of 5 years, volatility of 49.4%, and an expected dividend yield of 0%.

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                           1997        1996
                                                        ----------- -----------
      Net income:
        As reported (pro forma in 1996)................ $15,543,000 $12,047,000
        Pro forma--effects of SFAS No. 123.............  13,288,000  11,755,000
      Earnings per share:
        As reported (pro forma in 1996)................ $      0.93 $      0.94
        Pro forma--effects of SFAS No. 123.............        0.80        0.91

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $16.00 to $33.34 and 8.3 years, respectively. Stock option activity during the periods indicated is as follows:

                                                     NUMBER OF  WEIGHTED-AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ---------  ----------------
      Balance at December 31, 1995..................         0       $   --
        Granted.....................................   570,000        16.05
                                                     ---------
      Balance at December 31, 1996..................   570,000        16.05
        Granted.....................................   577,000        30.08
        Exercised...................................   (26,097)       16.00
        Forfeited...................................   (10,001)       16.00
                                                     ---------
      Balance at December 31, 1997.................. 1,110,902
                                                     =========

  At December 31, 1997, the number of options exercisable was 161,212 and the weighted-average exercise price of these options was $16.33 per share.

NOTE 13--EARNINGS PER COMMON SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended December 31, 1997, 1996 and 1995 (in thousands, except per share data).

                                             FOR THE YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                                    WEIGHTED AVERAGE  PER SHARE
                                           INCOME  SHARES OUTSTANDING  AMOUNT
                                           ------- ------------------ ---------
1997
BASIC EPS
Income available to common stockholders... $15,543       16,555         $0.94
EFFECT OF DILUTIVE SECURITIES
Options...................................      --          159         (0.01)
                                           -------       ------         -----
DILUTED EPS
Income available to common stockholders
 plus assumed conversion.................. $15,543       16,714         $0.93
                                           =======       ======         =====
1996 PRO FORMA
BASIC EPS
Income available to common stockholders... $12,047       12,851         $0.94
EFFECT OF DILUTIVE SECURITIES
Options...................................      --           33            --
                                           -------       ------         -----
DILUTED EPS
Income available to common stockholders
 plus assumed conversion.................. $12,047       12,884         $0.94
                                           =======       ======         =====
1995 PRO FORMA
BASIC EPS
Income available to common stockholders... $ 2,803       11,900         $0.24
EFFECT OF DILUTIVE SECURITIES
Shares attributable to excess distribu-
 tions....................................      --          352         (0.01)
                                           -------       ------         -----
DILUTED EPS
Income available to common stockholders
 plus assumed conversion.................. $ 2,803       12,252         $0.23
                                           =======       ======         =====

                     METRO NETWORKS, INC. AND SUBSIDIARIES

  Options to purchase 516,000 shares of Common Stock at exercise prices ranging from $30.25 to $33.34 were outstanding during portions of 1997, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which have a weighted-average remaining contractual life of 8.3 years, were still outstanding at the end of 1997.

NOTE 14--COMMON STOCK, PREFERRED STOCK AND PARTNERS' CAPITAL

  Immediately prior to the closing of the Public Offering, the Company entered into a Stock Loan and Pledge Agreement with the controlling shareholder pursuant to which the Company loaned the controlling shareholder 2,549,750 shares of common stock (the "Loaned Stock"). The loan is for a term of ten years, although the Company has the right to require the return of the Loaned Stock from the controlling shareholder prior to that time upon three days notice. As security for the loan, the controlling shareholder pledged 2,549,750 shares of Series A Convertible Preferred Stock of the Company which, when converted into Common Stock, will equal the number of shares of Loaned Stock. The controlling shareholder is obligated to pay the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock Loan and Pledge Agreement), or at the end of the ten year term. The Company will forfeit this portion of the fee if it calls the loan prior to the end of the ten year term. The controlling shareholder paid an initial transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

NOTE 15--RELATED PARTY TRANSACTIONS

  Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to the basis on which estimates are made by others in the broadcast industry. As of December 31, 1997, the Company is obligated to provide approximately $0.8 million of commercial airtime, goods and services under these reciprocal arrangements. Immediately prior to the Public Offering, the Company entered into an agreement with the controlling shareholder pursuant to which the controlling shareholder was distributed the goods and services the Company held for his benefit. The Company also distributed to the controlling shareholder all of its rights to the goods and services that are subject of existing reciprocal arrangements but which had not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

  During 1996, the Company leased certain real property in Vail, Colorado and in Malibu, California from Five S Properties, Ltd., a limited partnership of which a company owned by the controlling shareholder is the general partner ("Five S"). Such properties were used for affiliate relations and for other Company business-related purposes. The annual lease payments on these properties are $60,000 and $240,000, respectively. The amounts of such lease payments were determined by the Company based on its estimate of the values of the leased properties but without preference to outside sources of valuation. Because the Company did not make full-time use of these properties, such leases were terminated as of October 1996, and the Company has no intention to enter into similar leases. The Company paid $250,000 and $300,000 in rent expense to Five S for the years ended December 31, 1996 and 1995, respectively. Prior to October 1996, the Company incurred certain operating and interest expenses on behalf of Five S. In October 1996, the Company distributed a note receivable

                     METRO NETWORKS, INC. AND SUBSIDIARIES
from Five S to the controlling shareholder in the amount of $832,495, representing the amounts incurred on behalf of Five S net of the lease payments.

  As of October 1996, the Company and the controlling shareholder entered into an agreement pursuant to which the controlling shareholder may seek reimbursement from the Company for any income tax obligation attributable to any period prior to the Reorganization. Alternatively, in the event that the status of any of MVN, MRI or MTC as a subchapter S corporation is not respected, the Company may seek reimbursement from the controlling shareholder, but only to the extent that the controlling shareholder receives a tax refund attributable to amounts he previously included in income in his capacity as a shareholder of such corporations. In October 1996, the Company distributed to the controlling shareholder a note for $3,100,000. This note relates to estimated tax amounts owed by the controlling shareholder as a result of his ownership interest in S corporations and partnerships for the period January 1, 1996 to the date of the Reorganization. The balance of this note was paid in October 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

  The information is incorporated by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be filed pursuant to Regulation 14A ("Regulation 14A") of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  This information is incorporated by reference to the Company's definitive proxy statement for its annual meeting of shareholders to be filed pursuant to Regulation 14A not later than 120 days after the end of the Company's fiscal year.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) List of documents filed as part of this report.

    (1) Financial Statements

      The Independent Auditors' Report and the following consolidated financial statements are filed as part of this report:

        Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

        Consolidated Balance Sheets as of December 31, 1997 and 1996

        Consolidated Statement of Stockholder's Equity/Partners' Capital for the years ended December 31, 1997, 1996 and 1995

        Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

        Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules

      All information required to be included in a financial statement schedule is disclosed in the consolidated financial statements referred to above.

    (3) Exhibits.

 EXHIBIT
   NO.                           DESCRIPTION OF EXHIBIT
 -------                         ----------------------
  3.1*   Form of Amended and Restated Certificate of Incorporation of the
         Registrant
  3.2*   Form of Amended and Restated Bylaws of Registrant
  4.1*   Form of Common Stock Certificate
  4.2*   Form of Series A Convertible Preferred Stock Certificate
 10.1*   Lease Agreement, dated April 15, 1988 between Tower, Limited and Metro
         Traffic Control, Inc.
 10.2*   First Amendment to Lease Agreement, dated September 1, 1988 between
         Tower, Limited and Metro Traffic Control, Inc.
 10.3*   Lease Amendment Number Two, dated April 23, 1991 between Tower,
         Limited and the Registrant
 10.4*   Lease Amendment Number Three, dated January 28, 1992 between Tower,
         Limited and the Registrant
 10.5*   Sublease Agreement dated January 5, 1996 between Transcontinental Gas
         Pipe Line Corporation and Metro Traffic Control, Inc.
 10.6*   Lease Agreement dated April 18, 1990 between Transco Tower Limited and
         Metro Traffic Control, Inc.
 10.7*   Lease Amendment Number One dated October 19, 1988 between Transco
         Tower, Limited and Metro Traffic Control, Inc.
 10.8*   Lease Amendment Number Two dated January 29, 1992 between Transco
         Tower, Limited and Metro Traffic Control, Inc.
 10.9*   Lease Amendment Number Three dated May 28, 1992 between Transco Tower,
         Limited and Metro Traffic Control, Inc.
 10.10*  Employment Agreement between the Registrant and Mr. David I.
         Saperstein
 10.11*  Employment Agreement between the Registrant and Mr. Charles I.
         Bortnick
 10.12*  Employment Agreement between the Registrant and Mr. Shane E. Coppola
 10.13   Employment Agreement between the Registrant and Mr. Timothy McMillin
 10.14*  Employment Agreement between the Registrant and Mr. Gary L. Worobow
 10.15*  Metro Networks, Inc. Employee Stock Purchase Plan
 10.16*  1996 Incentive Stock Option Plan
 10.17*  Stock Loan and Pledge Agreement between the Registrant and Mr. David
         I. Saperstein
 10.18*  Indemnification Agreement between the Registrant and Mr. David I.
         Saperstein
 10.19** Credit Agreement among Metro Networks, Inc., certain lenders, and
         NationsBank of Texas, N.A., as Administrative Lender, dated as of
         October 22, 1996
 10.20   Employment Agreement between the Registrant and Mr. Ivan N. Shulman
 10.21   Employment Agreement between the Registrant and Mr. D. Patrick
         LaPlatney
 10.22   Employment Agreement between the Registrant and Mr. John R. Tomlinson
 10.23   Amendment to Employment Agreement between the Registrant and Mr. Gary
         L. Worobow
 10.24   Amendment dated September 30, 1997 to Credit Agreement among Metro
         Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as
         Administrative Lender
 10.25   Lease Amendment Number One, dated March 1, 1998, between
         Transcontinental Gas Pipe Line Corporation and Metro Traffic Control,
         Inc.
 10.26   1997 Stock Option Plan
 21.1    Subsidiaries of the Company
 23.1    Consent of KPMG Peat Marwick LLP
 27.1    Financial Data Schedule

--------
(*) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.
(**) Incorporated by reference to the Registrants Form 10-K originally filed with the Securities and Exchange Commission on March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                         Metro Networks, Inc.

                                                /s/ David I. Saperstein
                                         By:___________________________________
                                                  David I. Saperstein
                                                Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                     TITLE                   DATE

    /s/David I. Saperstein          Chairman of the          March 31, 1998
----------------------------------   Board of Directors
       David I. Saperstein           and Chief
                                     Executive Officer
                                     (Principal
                                     Executive Officer)

    /s/Charles I. Bortnick          President and            March 31, 1998
----------------------------------   Director
       Charles I. Bortnick

    /s/  Shane E. Coppola           Executive Vice           March 31, 1998
----------------------------------   President and
         Shane E. Coppola            Director

    /s/Timothy D. McMillin          Senior Vice              March 31, 1998
----------------------------------   President, Chief
       Timothy D. McMillin           Financial Officer
                                     (Principal
                                     Financial and
                                     Accounting Officer)

    /s/  Gary L. Worobow            Senior Vice              March 31, 1998
----------------------------------   President, General
         Gary L. Worobow             Counsel, Secretary
                                     and Director

    /s/  James A. Arcara            Director                 March 31, 1998
----------------------------------
         James A. Arcara

    /s/   Dennis F. Holt            Director                 March 31, 1998
----------------------------------
          Dennis F. Holt


    /s/  Kenin M. Spivak            Director                 March 31, 1998
----------------------------------
         Kenin M. Spivak

                                    Director                 March 31, 1998
----------------------------------
        Robert M. Miggins

                                 EXHIBIT INDEX

                                                                   SEQUENTIALLY
 EXHIBIT                                                             NUMBERED
   NO.                    DESCRIPTION OF EXHIBIT                       PAGE
 -------                  ----------------------                   ------------
  3.1*   Form of Amended and Restated Certificate of
         Incorporation of the Registrant
  3.2*   Form of Amended and Restated Bylaws of Registrant
  4.1*   Form of Common Stock Certificate
  4.2*   Form of Series A Convertible Preferred Stock
         Certificate
 10.1*   Lease Agreement, dated April 15, 1988 between Tower,
         Limited and Metro Traffic Control, Inc.
 10.2*   First Amendment to Lease Agreement, dated September 1,
         1988 between Tower, Limited and Metro Traffic Control,
         Inc.
 10.3*   Lease Amendment Number Two, dated April 23, 1991
         between Tower, Limited and the Registrant
 10.4*   Lease Amendment Number Three, dated January 28, 1992
         between Tower, Limited and the Registrant
 10.5*   Sublease Agreement dated January 5, 1996 between
         Transcontinental Gas Pipe Line Corporation and Metro
         Traffic Control, Inc.
 10.6*   Lease Agreement dated April 18, 1990 between Transco
         Tower Limited and Metro Traffic Control, Inc.
 10.7*   Lease Amendment Number One dated October 19, 1988
         between Transco Tower, Limited and Metro Traffic
         Control, Inc.
 10.8*   Lease Amendment Number Two dated January 29, 1992
         between Transco Tower, Limited and Metro Traffic
         Control, Inc.
 10.9*   Lease Amendment Number Three dated May 28, 1992 between
         Transco Tower, Limited and Metro Traffic Control, Inc.
 10.10*  Employment Agreement between the Registrant and Mr.
         David I. Saperstein
 10.11*  Employment Agreement between the Registrant and Mr.
         Charles I. Bortnick
 10.12*  Employment Agreement between the Registrant and Mr.
         Shane E. Coppola
 10.13   Employment Agreement between the Registrant and Mr.
         Timothy D. McMillin
 10.14*  Employment Agreement between the Registrant and Mr.
         Gary L. Worobow
 10.15*  Metro Networks, Inc. Employee Stock Purchase Plan
 10.16*  1996 Incentive Stock Option Plan
 10.17*  Stock Loan and Pledge Agreement between the Registrant and Mr. David I. Saperstein
 10.18*  Indemnification Agreement between the Registrant and
         Mr. David I. Saperstein
 10.19** Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A., as
         Administrative Lender, dated as of October 22, 1996
 10.20   Employment Agreement between the Registrant and Mr.
         Ivan N. Shulman
 10.21   Employment Agreement between the Registrant and Mr. D.
         Patrick LaPlatney
 10.22   Employment Agreement between the Registrant and Mr.
         John R. Tomlinson
 10.23   Amendment to Employment Agreement between the
         Registrant and Mr. Gary L. Worobow
 10.24   Amendment dated September 30, 1997 to Credit Agreement
         among Metro Networks, Inc., certain lenders, and
         NationsBank of Texas, N.A. as Administrative Lender

                                                                  SEQUENTIALLY
 EXHIBIT                                                            NUMBERED
   NO.                   DESCRIPTION OF EXHIBIT                       PAGE
 -------                 ----------------------                   ------------
  10.25  Lease Amendment Number One, dated March 1, 1998,
         between Transcontinental Gas Pipe Line Corporation and
         Metro Traffic Control, Inc.
  10.26  1997 Stock Option Plan
  21.1   Subsidiaries of the Company
  23.1   Consent of KPMG Peat Marwick LLP
  27.1   Financial Data Schedule

--------
(*) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.
(**) Incorporated by reference to the Registrants Form 10-K originally filed with the Securities and Exchange Commission on March 31, 1997.