Form 10-Q
period 1998-03-31
METRO NETWORKS INC
filed 1998-05-13
CIK 1016718

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                     FOR THE QUARTER ENDED MARCH 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. [X] Yes   [ ] No


        SHARES OF COMMON STOCK OUTSTANDING AT APRIL 30, 1998:  16,588,024

================================================================================

                             METRO NETWORKS, INC.

                                     INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
Part I - Financial Information

      Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheets.................................        2

                 Unaudited Consolidated Statements of Earnings...............        3

                 Unaudited Condensed Consolidated Statements of Cash Flows...        4

                 Unaudited Consolidated Statement of Stockholders' Equity....        5

                 Notes to Consolidated Financial Statements..................        6

      Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition................        8


Part II - Other Information

      Item 6.  Exhibits and Reports on Form 8-K..............................        9

                     Metro Networks, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                    March 31,   December 31,
                                                                      1998         1997
                                                                   ----------  ------------
ASSETS                                                             (unaudited)  (audited)
CURRENT ASSETS
Cash and cash equivalents                                          $ 23,665     $ 25,087
Short-term marketable investments                                     1,324          777
Accounts receivable, net                                             32,191       34,113
Reciprocal receivables, net                                          11,447       11,113
Merchandise and scrip inventory                                         761          686
Other                                                                   587          703
                                                                   --------     --------
      Total current assets                                           69,975       72,479
                                                                   --------     --------
PROPERTY AND EQUIPMENT
Operating equipment                                                  33,350       30,638
Transportation equipment                                                743          842
Leasehold improvements                                                2,933        2,747
                                                                   --------     --------
                                                                     37,026       34,227
Less - accumulated depreciation and amortization                     11,090        9,838
                                                                   --------     --------
                                                                     25,936       24,389
                                                                   --------     --------
PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES,
      NET OF ACCUMULATED AMORTIZATION OF $12,374 AND $11,354         17,496       17,545
OTHER ASSETS                                                            890          660
                                                                   --------     --------
                                                                   $114,297     $115,073
                                                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                   $  3,377     $  3,030
Notes payable                                                           326          568
Reciprocal payables and accrued liabilities                          10,389       10,281
Accrued liabilities                                                   8,133       10,074
Current portion of long-term debt                                       420          420
                                                                   --------     --------
      Total current liabilities                                      22,645       24,373

LONG-TERM DEBT                                                          235          490
OTHER                                                                 1,487        1,917
                                                                   --------     --------
      Total liabilities                                              24,367       26,780
                                                                   --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value (authorized 10,000,000 shares)           3            3
Common stock, $.001 par value (authorized 25,000,000 shares)             17           16
Additional paid-in capital                                           73,723       73,708
Unrealized appreciation in equity investments                           168            -
Retained earnings                                                    16,019       14,566
                                                                   --------     --------
                                                                     89,930       88,293
                                                                   --------     --------
                                                                   $114,297     $115,073
                                                                   ========     ========

-----------------------------
The accompanying notes are an integral part of these financial statements.

                      Metro Networks, Inc. and Subsidiaries

                  UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS

                      (in thousands, except per share data)


                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31
                                                                                           --------------------------
                                                                                             1998              1997
                                                                                           --------          --------
REVENUES                                                                                    $34,392           $29,368

OPERATING COSTS AND EXPENSES
Broadcasting                                                                                 19,591            15,999
Marketing                                                                                     7,456             6,209
General and administrative                                                                    2,724             3,043
Depreciation and amortization                                                                 2,371             2,130
                                                                                            -------           -------
                                                                                             32,142            27,381
                                                                                            -------           -------

TOTAL OPERATING EARNINGS                                                                      2,250             1,987

OTHER (INCOME) EXPENSE
Interest income                                                                                (223)             (366)
Interest expense                                                                                 63                22
Other                                                                                           (95)              (17)
                                                                                            -------           -------
                                                                                               (255)             (361)
                                                                                            -------           -------

EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES                                                2,505             2,348

STATE AND FEDERAL INCOME TAXES                                                                1,052               893
                                                                                            -------           -------

NET EARNINGS                                                                                $ 1,453           $ 1,455
                                                                                            =======           =======

BASIC EARNINGS PER SHARE                                                                    $  0.09           $  0.09
                                                                                            =======           =======

BASIC AVERAGE COMMON SHARES OUTSTANDING                                                      16,587            16,550
                                                                                            =======           =======

DILUTED EARNINGS PER SHARE                                                                  $  0.09           $  0.09
                                                                                            =======           =======

DILUTED AVERAGE COMMON SHARES OUTSTANDING                                                    16,891            16,731
                                                                                            =======           =======

-------------------
The accompany notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31
                                                                    --------------------------
                                                                      1998              1997
                                                                    --------          --------
OPERATING ACTIVITIES
Net earnings                                                         $ 1,453           $ 1,455
Adjustments to reconcile net earnings to
     cash provided by operating activities
      Depreciation and amortization                                    2,371             2,130
      Deferred federal income taxes                                      125                 -
      Amoritization of discount on notes payable                           8                 -
      Provision for doubtful accounts                                    197               255
      Loss on dispositions of property and equipment                       8               170
      Changes in operating assets and liabilities                     (1,202)           (3,735)
                                                                     -------           -------
      Cash provided by operating activities                            2,960               275
                                                                     -------           -------
INVESTING ACTIVITIES
Capital additions                                                     (2,578)           (3,149)
Purchase of marketable securities                                       (379)                -
Proceeds from sale of property and equipment                              65                40
Acquisitions of companies                                             (1,000)           (4,050)
                                                                     -------           -------
      Cash used for investing activities                              (3,892)           (7,159)
                                                                     -------           -------

FINANCING ACTIVITIES
Repayments of long-term debt                                            (506)             (743)
Issuance of common stock                                                  16                -
                                                                     -------           -------
      Cash used for financing activities                                (490)             (743)
                                                                     -------           -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,422)           (7,627)
CASH AND CASH EQUIVALENTS
Beginning of period                                                   25,087            41,386
                                                                     -------           -------
End of period                                                        $23,665           $33,759
                                                                     =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                             $    36           $   300
Cash paid during the period for state and federal income taxes       $   586           $   852

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through reciprocal activities        $    99           $   969

-----------------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1998
                       (in thousands, except share data)

                                                                                                   UNREALIZED
                                                                                      ADDITIONAL  APPRECIATION
                                                                 PREFERRED   COMMON     PAID-IN     OF EQUITY     RETAINED
DOLLAR AMOUNTS                                                     STOCK      STOCK     CAPITAL    INVESTMENTS    EARNINGS   TOTAL
--------------                                                     -----      -----     -------    -----------    --------   -----
BALANCE, DECEMBER 31, 1997                                         $  3      $ 16      $73,708      $    --      $14,566    $88,293
Net earnings                                                         --        --           --           --        1,453      1,453
Change in unrealized appreciation of equity investments              --        --           --          168           --        168
Issuance of stock under Stock Option Plan                            --         1           15           --           --         16
                                                                   ----      ----      -------      -------      -------    -------
BALANCE, MARCH 31, 1998                                            $  3      $ 17      $73,723      $   168      $16,019    $89,930
                                                                   ====      ====      =======      =======      =======    =======

                           =========================


                                                         SHARES ISSUED
                                                   ---------------------------
                                                    PREFERRED       COMMON
SHARE AMOUNTS                                         STOCK          STOCK
-------------                                      -----------     -----------
BALANCE, DECEMBER 31, 1997                          2,549,750       16,587,058

Issuance of stock under Stock Option Plan                   -              966
                                                   ----------      -----------
BALANCE, MARCH 31, 1998                             2,549,750       16,588,024
                                                   ==========      ===========

                     METRO NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

    The unaudited consolidated financial statements included herein have been prepared by Metro Networks, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period. Certain reclassifications have been made to prior year amounts to conform to current year presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1997 Annual Report on Form 10K.

2.  ACQUISITIONS

    On March 2, 1998, the Company acquired all the outstanding common stock of Traffic Patrol Broadcasting, Inc. ("TPB"), a Texas corporation. TPB provides traffic reporting services to a network of broadcast affiliates serving the Dallas/Ft. Worth, Texas area. The consideration for the stock included cash of approximately $1,000,000 and a contingent payment based on future operating cash flow.

3.  RELATED PARTY TRANSACTIONS

    Prior to the October 1996 Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of March 31, 1998, the Company was obligated to provide approximately $585,000 of commercial airtime, goods and services and cash under these reciprocal arrangements.

4.  EARNING PER COMMON SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the periods ended March 31, 1998 and 1997 (in thousands, except per share data).

                                                                   FOR THE PERIODS ENDED MARCH 31,
                                                             ------------------------------------------
                                                                              WEIGHTED
                                                                           AVERAGE SHARES     PER SHARE
                                                               Income        OUTSTANDING       Amount
                                                             ----------      -----------      ---------
MARCH 31, 1998
--------------
BASIC EPS
Income available to common stockholders                        $1,453           16,587          $0.09

EFFECT OF DILUTIVE SECURITIES
Options                                                            --              304             --
                                                               ------           ------          -----
DILUTED EPS
Income available to stockholders plus assumed conversion       $1,453           16,891          $0.09
                                                               ======           ======          =====

MARCH 31, 1997
--------------
BASIC EPS
Income available to common stockholders                        $1,455           16,550          $0.09

EFFECT OF DILUTIVE SECURITIES
Options                                                            --              181             --
                                                               ------           ------          -----

DILUTED EPS
Income available to stockholders plus assumed conversion       $1,455           16,731          $0.09
                                                               ======           ======          =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   -----------------------------------------



RESULTS OF OPERATIONS
---------------------

     Revenues increased by $5.0 million to $34.4 million, or 17.1%, in the first quarter of 1998. The increase in revenue is primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal agreements were $2.1 million in the first quarter of 1998, compared to $1.8 million for the same period of last year. As a percentage of total revenues, revenues from reciprocal agreements increased slightly to 6.2% of total revenues in the first quarter of 1998 compared to 6.1% for the same period last year.

     Total Operating Costs (broadcasting and marketing costs) increased by $4.8 million to $27.0 million, or 21.8%, in the first quarter of 1998 when compared to the same period last year. As a percentage of revenues, total operating costs were 78.6% in the first quarter of 1998, compared to 75.6% for the same period last year. The increase in costs are primarily due to the Company's introduction of its Metro Source service, continued development of its Expanded Radio Services and Metro Television Services and various acquisitions which the Company completed in 1997 and 1998.

     General and administrative expenses decreased by $0.3 million to $2.7 million, or 10.5% in the first quarter of 1998 when compared to the same period last year. As a percentage of revenues, general and administrative expenses decreased to 7.9% in the first quarter of 1998, compared to 10.4% for the same period last year.

     Earnings before interest income, interest expense, taxes, depreciation and amortization (EBITDA) increased by $0.6 million, or 14.1%, to $4.7 million in the first quarter compared to $4.1 million in first quarter of 1997. The increase in EBITDA was primarily attributable to continued revenue growth. EBITDA as a percentage of revenue was 13.7% for the first quarter of 1998, compared to 14.1% for the same period last year.

     The Company recorded first quarter 1998 net income of $1.5 million, which was unchanged from last year. Earnings per share for the three months ended March 31, 1998 was $0.09, which was unchanged from the prior year.


FINANCIAL CONDITION
-------------------

     Cash and cash equivalents decreased $1.4 million from $25.1 million to $23.7 million for the three months ended March 31, 1998. Cash provided by operating activities increased $2.7 million to $3.0 million in the first quarter of 1998 when compared to the same period last year, primarily due to changes in operating assets and liabilities. Cash used for investing activities decreased by $3.3 million to $3.9 million in the first quarter of 1998 when compared to the same period last year, primarily due to a decrease in acquisitions of companies from last year.

   The maximum aggregate permitted borrowings under the Credit Agreement is $30.0 million. As of March 31, 1998, the Company had no debt outstanding under the Credit Agreement.


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

              Exhibit
                No.
              -------

               10.27 Amendment dated December 31, 1997 to Credit Agreement among Metro Networks, Inc., certain lenders and NationsBank of Texas, N.A. as Administrative Lender.

               10.28 Amendment dated October 8, 1997 to the 1996 Incentive Stock Option Plan.

               27.1   Financial Data Schedule.

                      No reports were filed on Form 8-K during the three-month period ended March 31, 1998.

                                 SIGNATURE
                                 ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              METRO NETWORKS, INC.
                                              --------------------

                                                  (Registrant)


Dated:  May 13, 1998                          By: /s/ TIMOTHY D. MCMILLIN
       _______________________                    -----------------------------
                                                      Timothy D. McMillin
                                                     Senior Vice President
                                                    Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)