Form 10-Q
period 1998-06-30
METRO NETWORKS INC
filed 1998-08-12
CIK 1016718

 ===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                      FOR THE QUARTER ENDED JUNE 30, 1998

                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No


       SHARES OF COMMON STOCK OUTSTANDING AT JULY 31, 1998:  16,593,638

===============================================================================

                              METRO NETWORKS, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
Part I - Financial Information

      Item 1.  Financial Statements (unaudited)

           Consolidated Balance Sheets.................................        2

           Unaudited Consolidated Statements of Earnings...............        3

           Unaudited Condensed Consolidated Statements of Cash Flows...        4

           Unaudited Consolidated Statement of Stockholders' Equity....        5

           Notes to Consolidated Financial Statements..................        6

      Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition................        9


Part II - Other Information

      Item 2.  Changes in Securities and Use of Proceeds...............       11

      Item 4.  Submission of Matters to a Vote of Security Holders.....       12

      Item 6.  Exhibits and Reports on Form 8-K........................       12

                     Metro Networks, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)



                                                                          JUNE 30,                         DECEMBER 31,
                                                                            1998                               1997
                                                                     -----------------                   ---------------
                                                                        (UNAUDITED)                          (AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $ 19,123                              $ 25,087
Short-term marketable investments                                                  807                                   777
Accounts receivable, net                                                        40,411                                34,113
Reciprocal receivables, net                                                     11,894                                11,113
Merchandise and scrip inventory                                                    750                                   686
Other                                                                            3,232                                   703
                                                                              --------                              --------
     Total current assets                                                       76,217                                72,479
                                                                              --------                              --------

PROPERTY AND EQUIPMENT
Operating equipment                                                             35,871                                30,638
Transportation equipment                                                           773                                   842
Leasehold improvements                                                           2,979                                 2,747
                                                                              --------                              --------
                                                                                39,623                                34,227
Less - accumulated depreciation and amortization                                12,475                                 9,838
                                                                              --------                              --------
                                                                                27,148                                24,389
                                                                              --------                              --------
PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES,
     NET OF ACCUMULATED AMORTIZATION OF $13,432 AND $11,354                     17,756                                17,545
OTHER ASSETS                                                                     1,202                                   660
                                                                              --------                              --------
                                                                              $122,323                              $115,073
                                                                              ========                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                              $  2,521                              $  3,030
Notes payable                                                                    1,022                                   568
Reciprocal payables and accrued liabilities                                     10,893                                10,281
Accrued liabilities                                                              8,730                                 9,476
Income taxes payable                                                             1,621                                   598
Current portion of long-term debt                                                  420                                   420
                                                                              --------                              --------
     Total current liabilities                                                  25,207                                24,373

LONG-TERM DEBT                                                                     173                                   490
OTHER                                                                            1,777                                 1,917
                                                                              --------                              --------
     Total liabilities                                                          27,157                                26,780
                                                                              --------                              --------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value (authorized 10,000,000 shares)                      3                                     3
Common stock, $.001 par value (authorized 25,000,000 shares)                        17                                    16
Additional paid-in capital                                                      73,902                                73,708
Unrealized depreciation in equity investment                                      (349)                                    -
Retained earnings                                                               21,593                                14,566
                                                                              --------                              --------
                                                                                95,166                                88,293
                                                                              --------                              --------
                                                                              $122,323                              $115,073
                                                                              ========                              ========


The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)



                                                            THREE MONTHS ENDED                              SIX MONTHS ENDED
                                                                  JUNE 30,                                       JUNE 30,
                                                 -------------------------------------             --------------------------------
                                                      1998                     1997                    1998                1997
                                                 -----------------       -------------             ------------       -------------

REVENUES                                            $42,950                 $34,710                   $77,342             $64,078
OPERATING COSTS AND EXPENSES
Broadcasting                                         20,563                  16,439                    40,153              32,438
Marketing                                             7,716                   6,779                    15,172              12,988
General and administrative                            3,129                   2,617                     5,854               5,661
Depreciation                                          2,474                   2,202                     4,845               4,331
                                                    -------                 -------                   -------             -------
                                                     33,882                  28,037                    66,024              55,418
                                                    -------                 -------                   -------             -------
TOTAL OPERATING EARNINGS                              9,068                   6,673                    11,318               8,660
OTHER (INCOME) EXPENSE
Interest income                                        (238)                   (304)                     (461)               (670)
Interest  expense                                        32                      40                        95                  62
Other                                                   (21)                     43                      (117)                 26
                                                    -------                 -------                   -------             -------
                                                       (227)                   (221)                     (483)               (582)
                                                    -------                 -------                   -------             -------
EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES        9,295                   6,894                    11,801               9,242
STATE AND FEDERAL INCOME TAXES                        3,722                   2,862                     4,774               3,755
                                                    -------                 -------                   -------             -------
NET EARNINGS                                        $ 5,573                 $ 4,032                   $ 7,027             $ 5,486
                                                    =======                 =======                   =======             =======
BASIC EARNINGS PER SHARE                               $.34                    $.24                      $.42                $.33
                                                    =======                 =======                   =======             =======
Basic Average Common Shares Outstanding              16,588                  16,550                    16,588              16,550
                                                    =======                 =======                   =======             =======
Diluted Earnings Per Share                             $.33                    $.24                      $.42                $.33
                                                    =======                 =======                   =======             =======
Diluted Average Common Shares Outstanding            16,965                  16,744                    16,927              16,710
                                                    =======                 =======                   =======             =======

The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       SIX MONTHS ENDED
                                                                            JUNE 30,
                                                          -----------------------------------------
                                                                1998                    1997
                                                          -----------------       -----------------
OPERATING ACTIVITIES
Net Earnings                                                   $  7,027                $  5,486
Adjustments to reconcile net earnings to
     cash provided by operating activities
          Depreciation and amortization                           4,845                   4,332
          Deferred federal income taxes                             360                       -
          Provision for doubtful accounts                           747                     574
          Loss on dispositions of property and equipment             26                     214
          Changes in operating assets and liabilities           (11,097)                (10,211)
                                                               --------                --------
          Cash provided by operating activities                   1,908                     395
                                                               --------                --------
INVESTING ACTIVITIES
Additions to property and equipment                              (5,091)                 (4,131)
Purchases of marketable securities                                 (379)                      -
Proceeds from sale of property and equipment                         90                      82
Purchases of other investments                                     (350)                      -
Acquisitions of companies                                        (2,460)                 (6,485)
                                                               --------                --------
          Cash used for investing activities                     (8,190)                (10,534)
                                                               --------                --------
FINANCING ACTIVITIES
Repayments of long-term debt                                       (814)                 (1,173)
Proceeds from long-term borrowing                                   937                     769
Related party long-term debt repayments                               -                  (2,116)
Proceeds from issuance of common stock                              195                       -
                                                               --------                --------
          Cash provided by (used) for financing activities          318                  (2,520)
                                                               --------                --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (5,964)                (12,659)
CASH AND CASH EQUIVALENTS
Beginning of period                                              25,087                  41,386
                                                               --------                --------
End of period                                                  $ 19,123                $ 28,727
                                                               ========                ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                       $     94                $     62
Cash paid during the period for state and federal income       $  4,047                $  3,483
 taxes
SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through reciprocal activities  $    226                $  1,004



The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1998
                     (in thousands, except per share data)



                                                                                          UNREALIZED
                                                                         ADDITIONAL      DEPRECIATION
                                              PREFERRED      COMMON       PAID-IN          OF EQUITY        RETAINED
DOLLAR AMOUNTS                                  STOCK        STOCK        CAPITAL         INVESTMENTS       EARNINGS        TOTAL
--------------                                ---------      ------      ----------      ------------       --------       ------
BALANCE, DECEMBER 31, 1997                      $     3       $  16         $73,708          $               $14,566       $88,293
Net earnings                                          -           -               -                 -          7,027         7,027
Change in unrealized depreciation
of equity investments                                 -           -               -              (349)             -          (349)
Issuance of stock under Stock Purchase Plan           -           -             174                 -              -           174
Issuance of stock under Stock Option Plan             -           1              20                 -              -            21
                                                -------       -----         -------          --------        -------       -------
BALANCE, JUNE 30, 1998                          $     3       $  17         $73,902          $   (349)       $21,593       $95,166
                                                =======       =====         =======          ========        =======       =======

                                                           SHARES ISSUED
                                                 ---------------------------------
                                                  PREFERRED               COMMON
SHARE AMOUNTS                                       STOCK                 STOCK
-------------                                     ---------            -----------
BALANCE, DECEMBER 31, 1997                        2,549,750             16,587,058
Issuance of stock under Stock Purchase Plan               -                  5,281
Issuance of stock under Stock Option Plan                 -                  1,299
                                                  ---------             ----------
BALANCE, JUNE 30, 1998                            2,549,750             16,593,638
                                                  =========             ==========

                     METRO NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.  Basis of Presentation

    The unaudited consolidated financial statements included herein have been prepared by Metro Networks, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period. Certain reclassifications have been made to prior year amounts to conform to current year presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1997 Annual Report on Form 10K.

2.  ACQUISITIONS

    On March 2, 1998, the Company acquired all of the outstanding common stock of Traffic Patrol Broadcasting, Inc. ("TPB"), a Texas corporation. TPB provides traffic reporting services to a network of broadcast affiliates serving the Dallas/Ft. Worth, Texas area. The consideration for the stock included cash of approximately $1,200,000.

    On June 25, 1998, the Company acquired certain assets of Florida Traffic Watch, Inc., which provides broadcast traffic reporting to the Tampa and Fort Myers markets. The purchase price consisted of a cash payment of $1,260,000 and additional future contingent consideration.

3.  RELATED PARTY TRANSACTIONS

    Prior to the October 1996 Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of June 30, 1998, the Company was obligated to provide approximately $521,000 of commercial airtime, goods and services and cash under these reciprocal arrangements.


4.  EARNING PER COMMON SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the quarters and six months ended June 30, 1998 and 1997 (in thousands, except per share data).

                                                                           FOR THE QUARTERS ENDED
                                                         ------------------------------------------------------------
                                                                                WEIGHTED
                                                                             AVERAGE SHARES                PER SHARE
                                                         INCOME                OUTSTANDING                  AMOUNT
                                                         ------               -------------               -----------
June 30, 1998:
-------------
BASIC EPS
Income available to common stockholders                   $5,573                    16,588                    $0.34
EFFECT OF DILUTIVE SECURITIES
Options                                                                                377                      .01
                                                          ------                    ------                    -----
DILUTED EPS
Income available to stockholders plus assumed conversion  $5,573                    16,965                    $0.33
                                                          ======                    ======                    =====

JUNE 30, 1997:
--------------
BASIC EPS
Income available to common stockholders                   $4,032                    16,550                    $0.24
EFFECT OF DILUTIVE SECURITIES
Options                                                       --                       194                       --
                                                          ------                    ------                    -----
DILUTED EPS
Income available to stockholders plus assumed conversion  $4,032                    16,744                    $0.24
                                                          ======                    ======                    =====

                                                                              FOR THE SIX MONTHS ENDED
                                                          ----------------------------------------------------------------
                                                                              WEIGHTED
                                                                            AVERAGE SHARES                PER SHARE
                                                            INCOME            OUTSTANDING                  AMOUNT
                                                          ----------        --------------                ---------
June 30, 1998:
--------------
BASIC EPS
Income available to common stockholders                   $7,027                    16,588                    $0.42

EFFECT OF DILUTIVE SECURITIES
Options                                                       --                       339                       --
                                                          ------                    ------                    -----

DILUTED EPS
Income available to stockholders plus assumed
 conversion                                               $7,027                    16,927                    $0.42
                                                          ======                    ======                    =====
JUNE 30, 1997:
--------------
BASIC EPS
Income available to common stockholders                   $5,486                    16,550                    $0.33
EFFECT OF DILUTIVE SECURITIES
Options                                                       --                       160                       --
                                                          ------                    ------                    -----
DILUTED EPS
Income available to stockholders plus assumed
 conversion                                               $5,486                    16,710                    $0.33
                                                          ======                    ======                    =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                ------------------------------------------------



RESULTS OF OPERATIONS
---------------------

     Revenues increased by $8.2 million to $43.0 million, or 23.7%, in the second quarter of 1998 and $13.3 million to $77.3 million, or 20.7%, for the first six months of 1998. The increase in revenue is primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal agreements were $1.7 million and $3.8 million in the second quarter and first six months of 1998, compared to $.9 million and $2.7 million for the same periods of last year. As a percentage of total revenues, revenues from reciprocal agreements increased modestly to 3.9% and 4.9% of total revenues in the second quarter and first six months of 1998 compared to 2.2% and 4.2% for the same periods last year.

     Total operating costs (broadcasting and marketing costs) increased by $5.1 million to $28.3 million, or 21.8%, and $9.9 million to $55.3 million, or 21.8%, respectively, in the second quarter and first six months of 1998, when compared to the same periods last year. As a percentage of revenues, total operating costs were 65.8% and 71.5% in the second quarter and first six months of 1998, compared to 66.9% and 70.9% for the same periods last year. The increase in costs are primarily due to the Company's introduction of its Metro Source service, continued development of its Expanded Radio Services and Metro Television Services and various acquisitions which the Company completed in 1997 and 1998.

     General and administrative expenses increased by $.5 million to $3.1 million, or 19.6%, and $.2 million to $5.9 million, or 3.4%, respectively, in the second quarter and first six months of 1998 when compared to the same period last year. As a percentage of revenues, general and administrative expenses decreased to 7.3% and 7.6% in the second quarter and first six months of 1998, compared to 7.5% and 8.8% for the same period last year.

     Earnings before interest income, interest expense, taxes, depreciation and amortization (EBITDA) increased by $2.7 million, or 30.9%, to $11.6 million in the second quarter compared to $8.8 million in second quarter of 1997. For the six months ended June 30, 1998, EBITDA increased approximately $3.3 million, or 25.6% to $16.3 million, compared to $13.0 million for the same period last year. The increase in EBITDA was primarily attributable to continued revenue growth. EBITDA as a percentage of revenue was 26.9% and 21.0% for the second quarter and six months ended June 30, 1998, respectively.

     The Company recorded second quarter 1998 net income of $5.6 million, compared to $4.0 million in the second quarter of 1997, or an increase of 38.2%. Diluted earnings per share for the three months and six months ended June 30, 1998 were $.33 and $.42, respectively.

FINANCIAL CONDITION
-------------------

     Cash and cash equivalents decreased $6.0 million from $25.1 million to $19.1 million for the six months ended June 30, 1998. Cash provided by operating activities increased $1.5 million to $1.9 million for the six months ended June 30, 1998, when compared to the same period last year, primarily due to increased earnings for the period. Cash used for investing activities decreased by $2.3 million to $8.2 million for the first six months of 1998 when compared to the same period last year, primarily due to a decrease in acquisitions of companies from last year, offset by an increase in capital purchases of property and equipment. Cash used for financing activities decreased by $2.8 million due primarily to a reduction in long-term debt repayments.

   The maximum aggregate permitted borrowings under the Credit Agreement is $30.0 million. As of June 30, 1998, the Company had no debt outstanding under the Credit Agreement.

YEAR 2000
---------

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

PART II.  OTHER INFORMATION

     Item 2.    Changes in Securities and Use of Proceeds

            Pursuant to a Registration Statement on Form S-1 (Commission File No. 333-6311) declared effective by the Securities and Exchange Commission on October 16, 1996, the Company sold 4,650,000 shares (including 1,050,000 shares pursuant to the exercise of an over allotment option) of its Common Stock, par value $.001 per share (the "Common Stock") in an initial public offering (the "Offering"). An additional 3,600,000 shares of the Common Stock was sold by a selling stockholder in the offering. The offering price of the Common Stock was $16.00 per share, resulting in an aggregate offering price of $74,400,000 for the account of the Company and $57,600,000 for the account of the selling stockholder. After underwriting discounts, the proceeds to the Company from the Offering was $69,192,000 and the proceeds to the selling stockholder was $53,568,000. All of the shares registered in the Offering were sold.

            The Offering closed on October 22, 1996, and the managing underwriters for the Offering were Goldman, Sachs & Co., CS First Boston and Donaldson, Lufkin & Jenrette Securities Corporation.

            The amount of expenses incurred for the Company's account in connection with the Offering were as follows:

            Underwriters discounts      $5,208,000
            Other expenses               1,428,000
                                        ----------
            Total                       $6,636,000
                                        ==========

            Of these amounts, none were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company and all were direct or indirect payment to others.

            The net offering proceeds to the Company were used $10,465,000 for the acquisition of other businesses, $6,536,000 for the purchase and installation of machinery and equipment, $29,811,000 for the repayment of indebtedness, and $1,900,000 for working capital.

            Of these amounts, none were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company and all were direct or indirect payment to others.

     Item 4. Submission of Matters to a Vote of Security Holders

            On May 28, 1998, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected two Class II Directors to serve until the 2001 annual meeting. The results of the voting were as follows:

            NAME                     FOR            WITHHELD

            Charles I. Bortnick      17,867,158     72,335
            Robert M. Miggins        17,867,175     73,318

            The remaining directors of the company are David I. Saperstein, Shane E. Coppola, Gary L. Worobow, Kenin H. Spivak, James A. Arcara and Dennis F. Holt.

            In addition, the shareholders ratified and approved the 1997 Stock Option Plan. The results of the voting were as follows:

            FOR             AGAINST    WITHHELD

            17,162,569      478,373    2,275

            In addition, the shareholders ratified and approved certain stock options to non-employee directors of the company. The results of the voting were as follows:

            FOR             AGAINST    WITHHELD

            17,362,771      292,827    3,129

            In addition, the shareholders ratified and approved the appointment of KPMG Peat Marwick, LLP, for the fiscal year ended December 31, 1998. The results of the voting were as follows:

            FOR             AGAINST    WITHHELD

            17,932,692      5,954      847


     Item 6. Exhibits and Reports on Form 8-K

              Exhibit
                No.
              -------

                27.1     Financial Data Schedule.

                         No reports were filed on Form 8-K during the three-month period ended June 30, 1998.

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


                                    METRO NETWORKS, INC.
                                    --------------------
                                       (Registrant)


Dated:  August 11, 1998             By: /s/ Timothy D. McMillin
                                        ----------------------------------------
                                        Timothy D. McMillin
                                        Senior Vice President
                                        Chief Financial Officer

                                    (Principal Financial and Accounting
                                    Officer and Duly Authorized Officer)