Form 10-Q
period 1998-09-30
METRO NETWORKS INC
filed 1998-11-13
CIK 1016718

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No



      SHARES OF COMMON STOCK OUTSTANDING AT OCTOBER 31, 1998:  16,595,636
================================================================================

                             METRO NETWORKS, INC.

                                     INDEX

                                                                                  Page
                                                                                 Number
                                                                                 ------
Part I - Financial Information

      Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheets.................................        2

                 Unaudited Consolidated Statements of Earnings...............        3

                 Unaudited Condensed Consolidated Statements of Cash Flows...        4

                 Unaudited Consolidated Statement of Stockholders' Equity....        5

                 Notes to Consolidated Financial Statements..................        6

    Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition...................        9

Part II - Other Information

    Item 2.  Changes in Securities and Use of Proceeds.......................        12

    Item 6.  Exhibits and Reports on Form 8-K................................        13

                     Metro Networks, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                          SEPTEMBER 30,                          DECEMBER 31,
                                                                              1998                                   1997
                                                                          -------------                          ------------
                                                                           (UNAUDITED)                            (AUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                     $ 21,255                              $ 25,087
Short-term marketable investments                                                  496                                   777
Accounts receivable, net                                                        43,892                                34,113
Reciprocal receivables, net                                                     14,237                                11,113
Merchandise and scrip inventory                                                  1,142                                   686
Other                                                                            3,007                                   703
                                                                              --------                              --------
     Total current assets                                                       84,029                                72,479
                                                                              --------                              --------

PROPERTY AND EQUIPMENT
Operating equipment                                                             38,699                                30,638
Transportation equipment                                                           773                                   842
Leasehold improvements                                                           3,044                                 2,747
                                                                              --------                              --------
                                                                                42,516                                34,227
Less - accumulated depreciation and amortization                                13,910                                 9,838
                                                                              --------                              --------
                                                                                28,606                                24,389
                                                                              --------                              --------
PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES,
     NET OF ACCUMULATED AMORTIZATION OF $14,539 AND $11,354                     17,255                                17,545
OTHER ASSETS                                                                     1,145                                   660
                                                                              --------                              --------
                                                                              $131,035                              $115,073
                                                                              ========                              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                              $  4,605                              $  3,030
Notes payable                                                                      745                                   568
Reciprocal payables and accrued liabilities                                     13,044                                10,281
Accrued liabilities                                                              7,893                                 9,476
Income taxes payable                                                             2,323                                   598
Current portion of long-term debt                                                  254                                   420
                                                                              --------                              --------
     Total current liabilities                                                  28,864                                24,373

LONG-TERM DEBT                                                                     274                                   490
OTHER                                                                            1,607                                 1,917
                                                                              --------                              --------
     Total liabilities                                                          30,745                                26,780
                                                                              --------                              --------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value (authorized 10,000,000 shares)                      3                                     3
Common stock, $.001 par value (authorized 25,000,000 shares)                        17                                    16
Additional paid-in capital                                                      73,940                                73,708
Unrealized depreciation in equity investment                                      (659)                                    -
Retained earnings                                                               26,989                                14,566
                                                                              --------                              --------
                                                                               100,290                                88,293
                                                                              --------                              --------
                                                                              $131,035                              $115,073
                                                                              ========                              ========


----------------------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)



                                                    THREE MONTHS ENDED                                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                                     SEPTEMBER 30,
                                         -----------------------------------------         -----------------------------------------

                                               1998                     1997                      1998                    1997
                                         -----------------       -----------------         -----------------       -----------------


REVENUES                                          $44,035                 $34,985                  $121,340                 $99,063

OPERATING COSTS AND EXPENSES
Broadcasting                                       22,246                  16,430                    62,399                  48,868
Marketing                                           7,789                   6,408                    22,960                  19,396
General and administrative                          2,821                   2,683                     8,682                   8,343
Depreciation                                        2,608                   2,403                     7,417                   6,735
                                                  -------                 -------                  --------                 -------
                                                   35,464                  27,924                   101,458                  83,342
                                                  -------                 -------                  --------                 -------

TOTAL OPERATING EARNINGS                            8,571                   7,061                    19,882                  15,721

OTHER (INCOME) EXPENSE
Interest income                                      (234)                   (308)                     (695)                   (978)

Interest  expense                                       -                      39                        95                     101
Other                                                 (99)                   (274)                     (223)                   (248)
                                                  -------                 -------                  --------                 -------
                                                     (333)                   (543)                     (823)                 (1,125)
                                                  -------                 -------                  --------                 -------

EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES      8,904                   7,604                    20,705                  16,846

STATE AND FEDERAL INCOME TAXES                      3,562                   3,058                     8,282                   6,814
                                                  -------                 -------                  --------                 -------

NET EARNINGS                                      $ 5,342                 $ 4,546                  $ 12,423                 $10,032
                                                  =======                 =======                  ========                 =======

BASIC EARNINGS PER SHARE                             $.32                    $.27                      $.75                    $.61
                                                  =======                 =======                  ========                 =======

BASIC AVERAGE COMMON SHARES OUTSTANDING            16,595                  16,554                    16,590                  16,551
                                                  =======                 =======                  ========                 =======

DILUTED EARNINGS PER SHARE                           $.32                    $.27                      $.73                    $.60
                                                  =======                 =======                  ========                 =======

DILUTED AVERAGE COMMON SHARES OUTSTANDING          16,944                  16,818                    16,932                  16,682
                                                  =======                 =======                  ========                 =======



-------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                   ---------------------------------------
                                                                          1998                   1997
                                                                   ---------------       -----------------

OPERATING ACTIVITIES
Net Earnings                                                            $ 12,423                $ 10,033
Adjustments to reconcile net earnings to
     cash provided by operating activities
          Depreciation and amortization                                    7,416                   6,735
          Deferred federal income taxes                                      147                     (76)
          Provision for doubtful accounts                                    856                     667
          Loss on dispositions of property and equipment                      25                     208
          Gain on change in unrealized appreciation
                on marketable securities                                                             (37)

          Gain on sale of marketable securities                                                      (69)
          Changes in operating assets and liabilities                    (13,861)                 (8,796)
                                                                        --------                --------
          Cash provided by operating activities                            7,006                   8,665
                                                                        --------                --------

INVESTING ACTIVITIES
Additions to property and equipment                                       (7,573)                (12,382)
Purchases of marketable securities                                          (379)                   (832)
Proceeds from sale of property and equipment                                  90                      86
Purchases of other investments                                              (352)                      -
Proceeds from sale of marketable securities                                    -                     327
Acquisitions of companies                                                 (2,650)                 (6,389)
                                                                        --------                --------
          Cash used for investing activities                             (10,864)                (19,190)
                                                                        --------                --------

FINANCING ACTIVITIES
Repayments of long-term debt                                              (1,143)                 (1,875)
Proceeds from long-term borrowing                                            937                     769
Related party long-term debt repayments                                        -                  (2,308)
Proceeds from issuance of common stock                                       232                      93
                                                                        --------                --------
          Cash provided by (used) for financing activities                    26                  (3,321)
                                                                        --------                --------

DECREASE IN CASH AND CASH EQUIVALENTS                                     (3,832)                (13,846)
CASH AND CASH EQUIVALENTS
Beginning of period                                                       25,087                  41,386
                                                                        --------                --------
End of period                                                           $ 21,255                $ 27,540
                                                                        ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                $    103                $     66
Cash paid during the period for state and federal income                $  7,154                $  7,184
 taxes

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through reciprocal activities           $    498                $  1,363


-------------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 1998
                     (in thousands, except per share data)



                                                                                          UNREALIZED
                                                                         ADDITIONAL      DEPRECIATION
                                              PREFERRED      COMMON       PAID-IN          OF EQUITY        RETAINED
DOLLAR AMOUNTS                                  STOCK        STOCK        CAPITAL         INVESTMENTS       EARNINGS        TOTAL
--------------                                ---------      -------     ----------      ------------       --------        -----
BALANCE, DECEMBER 31, 1997                    $       3      $   16         $73,708      $          -        $14,566      $ 88,293

Net earnings                                          -           -               -                 -         12,423        12,423

Change in unrealized depreciation
of equity investments                                 -           -               -              (659)             -          (659)

Issuance of stock under Stock Purchase Plan           -           -             211                 -              -           211

Issuance of stock under Stock Option Plan             -           1              21                 -              -            22
                                              ---------      ------         -------      ------------       --------      --------
BALANCE, SEPTEMBER 30, 1998                   $       3      $   17         $73,940      $       (659)       $26,989      $100,290
                                              =========      ======         =======      ============       ========      ========

                              ==============================================================

                                                         SHARES ISSUED
                                           ---------------------------------------
                                                PREFERRED               COMMON
SHARE AMOUNTS                                     STOCK                  STOCK
-------------                              ----------------      -----------------
BALANCE, DECEMBER 31, 1997                        2,549,750             16,587,058

Issuance of stock under Stock Purchase Plan               -                  5,281

Issuance of stock under Stock Option Plan                 -                  3,297
                                                  ---------             ----------
BALANCE, SEPTEMBER 30, 1998                       2,549,750             16,595,636
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

3.   RELATED PARTY TRANSACTIONS

     Prior to the October 1996 Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of September 30, 1998, the Company was obligated to provide approximately $504,000 of commercial airtime, goods and services and cash under these reciprocal arrangements.


4.   EARNING PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the quarters and nine months ended September 30, 1998 and 1997 (in thousands, except per share data).

                                                                                FOR THE QUARTERS ENDED
                                                             -------------------------------------------------------------
                                                                                       WEIGHTED
                                                                                    AVERAGE SHARES               PER SHARE
                                                               INCOME                OUTSTANDING                  AMOUNT
                                                             ----------            ---------------             -----------
SEPTEMBER 30, 1998:
-------------------
BASIC EPS
Income available to common stockholders                          $5,342                    16,595                    $0.32

EFFECT OF DILUTIVE SECURITIES
Options                                                              --                       349                       --
                                                                 ------                    ------                    -----
DILUTED EPS
Income available to stockholders plus assumed conversion         $5,342                    16,944                    $0.32
                                                                 ======                    ======                    =====


SEPTEMBER 30, 1997:
-------------------
BASIC EPS
Income available to common stockholders                          $4,546                    16,554                    $0.27

EFFECT OF DILUTIVE SECURITIES
Options                                                              --                       264                       --
                                                                 ------                    ------                    -----
DILUTED EPS
Income available to stockholders plus assumed conversion         $4,546                    16,818                    $0.27
                                                                 ======                    ======                    =====

                                                                             FOR THE NINE MONTHS ENDED
                                                           -------------------------------------------------------------
                                                                                  WEIGHTED
                                                                               AVERAGE SHARES                PER SHARE
                                                             INCOME              OUTSTANDING                   AMOUNT
                                                           ----------         ---------------              -------------
SEPTEMBER 30, 1998:
-------------------
BASIC EPS
Income available to common stockholders                       $12,423                    16,590                    $0.75

EFFECT OF DILUTIVE SECURITIES
Options                                                            --                       342                      .02
                                                              -------                    ------                    -----


DILUTED EPS
Income available to stockholders plus assumed conversion      $12,423                    16,932                    $0.73
                                                              =======                    ======                    =====

SEPTEMBER 30, 1997:
-------------------
BASIC EPS
Income available to common stockholders                       $10,032                    16,551                    $0.61

EFFECT OF DILUTIVE SECURITIES
Options                                                            --                       131                      .01
                                                              -------                    ------                    -----

DILUTED EPS
Income available to stockholders plus assumed conversion      $10,032                    16,682                    $0.60
                                                              =======                    ======                    =====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
             ------------------------------------------------------



RESULTS OF OPERATIONS

     Revenues increased by $9.1 million to $44.0 million, or 25.9%, in the third quarter of 1998 and $22.3 million to $121.3 million, or 22.5%, for the first nine months of 1998. The increase in revenue is primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal agreements were $1.9 million and $5.7 million in the third quarter and first nine months of 1998, compared to $1.5 million and $4.2 million for the same periods of last year. As a percentage of total revenues, revenues from reciprocal agreements increased to 4.3% and 4.7% of total revenues for the third quarter and first nine months of 1998 compared to 4.2% for the same periods last year.

     Total operating costs (broadcasting and marketing costs) increased by $7.2 million to $30.0 million, or 31.5%, and $17.1 million to $85.4 million, or 25.0%, respectively, in the third quarter and first nine months of 1998, when compared to the same periods last year. As a percentage of revenues, total operating costs were 68.2% and 70.3% in the third quarter and first nine months of 1998, compared to 65.3% and 68.9% for the same periods last year. The increase in costs are primarily due to the Company's introduction of its Metro Source service, continued development of its Expanded Radio Services and Metro Television Services and various acquisitions which the Company completed in 1997 and 1998.

     General and administrative expenses increased $.1 million in the third quarter and increased $.3 million to $8.7 million, or 4.1%, for the first nine months of 1998 when compared to the same period last year. As a percentage of revenues, general and administrative expenses decreased to 6.4% and 7.2% in the third quarter and first nine months of 1998, compared to 7.7% and 8.4% for the same period last year.

     Earnings before interest income, interest expense, taxes, depreciation and amortization (EBITDA) increased by $1.5 million, or 15.8%, to $11.3 million in the third quarter compared to $9.7 million in third quarter of 1997. For the nine months ended September 30, 1998, EBITDA increased approximately $4.8 million, or 21.2% to $27.5 million, compared to $22.7 million for the same period last year. The increase in EBITDA was primarily attributable to continued revenue growth. EBITDA as a percentage of revenue was 25.6% and 22.7% for the third quarter and nine months ended September 30, 1998, respectively.

     The Company recorded third quarter 1998 net income of $5.3 million, compared to $4.5 million in the third quarter of 1997, or an increase of 17.5%. Diluted earnings per share for the three months and nine months ended September 30, 1998 were $.32 and $.73, respectively.

FINANCIAL CONDITION

     Cash and cash equivalents decreased $3.9 million from $25.1 million to $21.2 million for the nine months ended September 30, 1998. Cash provided by operating activities decreased $1.7 million to $7.0 million for the nine months ended September 30, 1998, when compared to the same period last year, primarily due to changes in operating assets and liabilities for the period. Cash used for investing activities decreased by $8.3 million to $10.9 million for the first nine months of 1998 when compared to the same period last year, primarily due to a decrease in acquisitions and capital purchases of property and equipment. Cash used for financing activities decreased by $3.3 million due primarily to a reduction in long-term debt repayments.

   The maximum aggregate permitted borrowings under the Credit Agreement is $30.0 million. As of September 30, 1998, the Company had no debt outstanding under the Credit Agreement.

YEAR 2000

     Background. The Year 2000 issue refers to the inability of certain date-sensitive computer chips, software and systems to recognize a two-digit date field as belonging to the 21st century. Many computer software programs, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit date field. Accordingly, these programs may not be able to properly recognize dates in the Year 2000 or later, which could result in significant system and equipment failures. This is a significant issue for most, if not all companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree or certainty. The Company recognizes that it must take action to ensure that its operations will not be adversely impacted by Year 2000 software failures.

     The Company's State of Readiness: The Company is currently in the planning stages of acquiring and/or developing new data processing systems throughout the organization for management, operational and, certain financial information. These systems are expected to be free of any Year 2000 limitations and the Company expects these systems to be operational by the Year 2000.

     In addition, the Company has acquired and is implementing a new financial information system which is free of any Year 2000 limitations.

     The Company is completing a plan to evaluate the effect of the Year 2000 problem on the Company's most significant customers and suppliers, and thus indirectly on the Company. This evaluation is expected to be complete by December 31, 1998. At this time, the Company has not assessed the potential adverse effect on the Company with respect to customers and suppliers.

     The total cost associated with the Company becoming Year 2000 compliant is expected to be between $100,000 and $200,000.

     Embedded Technology: The Company has focused its assessments to date on the information technology systems. To date the Company's assessments indicate that, due to the nature of the company's operations, the non-information technology systems (i.e., embedded technology such as micro-controllers) do not represent a significant area of risk relative to Year 2000 readiness. The Company's operations do not include capital intensive equipment with embedded micro-controllers.

     Contingency Plan: The Company has not, to date, implemented a Year 2000 contingency plan. As explained above, the Company has initiated action to identify and resolve Year 2000 problems. The Company will develop and implement a contingency plan in the event the Company's present course of action to solve the Year 2000 problem should fall behind schedule.

     The cost and time estimated for the Year 2000 problem are based on the Company's best estimates. There can be no guarantee that these estimates will be achieved and that planned results will be achieved. Risks include, but are not limited to, the retention of internal and external resources dedicated to the problem and the timely delivery of software corrections from external vendors.

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

             The net offering proceeds to the Company were used $10,655,000 for the acquisition of other businesses, $6,536,000 for the purchase and installation of machinery and equipment, $29,811,000 for the repayment of indebtedness, and $1,900,000 for working capital.

             Of these amounts, none were direct or indirect payments to officers, directors or their associates, or persons owning 10% or more of any class of equity securities of the Company and all were direct or indirect payment to others.

     Item 6.  Exhibits and Reports on Form 8-K

              Exhibit
                No.
              -------

                27.1    Financial Data Schedule.

                        No reports were filed on Form 8-K during the three-month period ended September 30, 1998.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              METRO NETWORKS, INC.
                                              --------------------

                                                  (Registrant)


Dated:   November 13, 1998        By:        /S/Timothy D. McMillin
         -----------------                   ---------------------------------
                                             Timothy D. McMillin
                                             Senior Vice President
                                             Chief Financial Officer

                                  (Principal Financial and Accounting
                                  Officer and Duly Authorized Officer)