Form 10-K
period 1998-12-31
METRO NETWORKS INC
filed 1999-03-31
CIK 1016718

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from          to

                        Commission File Number: 0-21575

                                ---------------

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

                                TITLE OF CLASS

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of Registrant's Common Stock held by non-affiliates of Registrant as of March 25, 1999 was $ 361,541,280, based upon the average of the bid and asked price per share of Common Stock on March 25, 1999, as reported in the NASDAQ National Market.

     The number of shares outstanding of Registrant's Common Stock as of March 25, 1999 was 16,714,973.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement for its annual meeting of shareholders (which will be filed with the Commission within 120 days of the Registrant's last fiscal year end) are incorporated by reference in
Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

      Metro Networks, Inc. (the "Company") is the largest domestic outsource provider of traffic reporting services and is a leading supplier of local news, sports, weather, video news and other information programming services to the television and radio broadcast industries. The Company's information reports, which are customized to meet the specific needs of each of the Company's individual radio and television station affiliates, are presently being broadcast by approximately 1,688 radio station affiliates and 155 television station affiliates. The Company provides local broadcast information reports in 81 Metro Survey Area ("MSA") markets in the United States. In exchange for the Company's information reports, radio and television station affiliates provide commercial airtime inventory to the Company. The packaging and sale of this commercial airtime inventory accounts for substantially all of the Company's revenues.

      Because the Company has numerous television and radio station affiliates in each of its markets (averaging 23 affiliates per market), the Company believes that its broadcasts of local information enable advertisers to reach more people, more often, in a higher impact manner than can be achieved using other advertising media. The Company's information reports are broadcast in 67 of the 75 largest MSA markets in the United States and are seen and heard by more than 100 million people (age 12 and over) daily. Such reports and the Company's commercial messages are listened to by an average of approximately 73% of the population (age 12 and over) in its markets. The Company's large network of affiliates offers advertisers the opportunity to reach a broad-based local, regional or national audience, through a single purchase of commercial airtime inventory from the Company.

      The Company offers advertisers two different networks on which to broadcast their advertisements: (i) the network of radio station affiliates (the "Radio Information Services Network") which includes the affiliate stations to which the Company provides its core information reports (the "Radio Traffic Services" and, separately, the "Radio Traffic Services Network") and the affiliate stations to which the Company provides its news, sports, weather and other information reports (the "Expanded Radio Services" and, separately, the "Expanded Radio Services Network"), and (ii) the network of broadcast television station affiliates and cable news channel affiliates (the "MetroTV Network") to which the Company provides its traffic information reports (the "Television Traffic Services") and video news information products (the "Video News Services," and collectively with the Television Traffic Services, the "MetroTV Services").

PROGRAMMING

      The Company's information reports (including the length of report, content of report, specific geographic coverage area, time of broadcast, number of reports aired per day, broadcaster's style, etc.) are customized to meet each individual affiliate's requirements. The Company typically works closely with the program directors, news directors and general managers of its affiliates to ensure that the Company's services meet its affiliates' quality standards. The Company and its affiliates jointly select the on-air broadcasters to ensure that each broadcaster's style is appropriate for the station's format. The Company's broadcasters often become integral "personalities" on such affiliates' stations as a result of their significant on-air presence and interaction with the stations' on-air personnel. In order to realize operating efficiencies, the Company endeavors to utilize its professional broadcasters on multiple affiliate stations within a particular market. Generally, each of the Company's broadcasters delivers reports to between two and four of the Company's affiliates.

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

      Radio Programming Services

      The Company has been supplying radio stations with customized Radio Traffic Services since its inception in 1978. The Company is now the largest supplier of Radio Traffic Services in the United States. The Company has offered its Expanded Radio Services since 1994 and is now a leading supplier of such services, with over 674 affiliates in 70 markets as of December 31, 1998. The Company's total radio station affiliates increased by 7% from 1,576 in 1997 to 1,688 in 1998.

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

      As a result of its extensive network of operations and broadcasters, the Company regularly reports breaking and important news stories and provides its affiliates with live coverage of these stories. The Company is able to customize and personalize its reports of breaking stories using its individual affiliates' call letters from the scene of news events. For example, during the Hurricane Georges news event, the Company provided live customized reports to its affiliates all over the country from within the National Hurricane Center in Miami, from all the states affected by the Hurricane, as well as cities and states which were sending relief supplies to storm ravaged areas. The Company believes that it is the only radio network news organization that has local studio operations that cover in excess of 80 markets and that is able to provide such customized reports to these markets.

      Metro Source, the Company's newest product within its Expanded Radio Services division, was first introduced in September 1997 and installations began in January 1998. Metro Source is a total information system and digital audio workstation that allows Metro news affiliates to receive via satellite, view, write, edit and report the latest news, features and show preparation material. With this product, the Company provides continuously updated and breaking news, weather, sports, business and entertainment information to its affiliate stations. Information and content for Metro Source is primarily generated from the Company's staff of News Bureau Chiefs, state correspondents and professional news writers and reporters.

      Local, regional and national news and information stories are fed to the Company's national news operations center in Phoenix, Arizona where the information is verified, edited, produced and disseminated via satellite to the Company's internal Metro Source workstations located in each of its operations centers and to workstations located at affiliate radio stations nationwide. Metro Source includes proprietary software that allows for customizing reports and editing in both audio and text formats. The benefit to stations is that Metro Source allows them to substantially reduce time and cost from the news gathering and editing process at the station level, while providing greater volume and quality news and information coverage from a single source. As of December 31, 1998, the Company had affiliated approximately 470 radio stations for the Metro Source product.

      Television Programming Services

      The Company has been supplying its Television Traffic Services to television stations for over ten years and is currently providing such services to 155 television stations, an increase of 15% from 135 television station affiliates in 1997. Originally, the Company provided television stations with audio reports of traffic information and basic graphics. In 1995, the Company began to expand and enhance the information services that it provides to television stations. As of December 31, 1998, the Company provided its Video News Services to approximately 61 television station affiliates in 28 markets, up from 33 television stations in 17 markets at the end of 1997. Similar to its radio programming services, with its MetroTV Services the Company supplies customized information reports which are generally delivered on air by its professional broadcasters to its television station affiliates. In addition, the Company supplies customized graphics and other visual programming elements to its television station affiliates.

      The Company utilizes live studio cameras in order to enable its traffic reporters to provide its Video News Services on television from the Company's local broadcast studios. In addition, the Company provides its Video News Services from its aircraft and fixed-position based camera systems. The Video News Services include: (i) live video coverage from strategically located fixed-position camera systems; (ii) live video news feeds from the

Company's aircraft; and (iii) full-service, 24 hours per day/7 days per week video coverage from the Company's camera crews using broadcast quality camera equipment and news vehicles.

      The Company owns an 80% interest in Washington News Network, Inc. ("WNN"), which provides customized video news feeds via satellite, primarily of news events from Capitol Hill and the White House, to approximately 170 television station affiliates, bureaus and networks across the country. WNN currently covers national news for local and regional consumption and provides video crew hire services in the Washington, D.C. area for affiliate stations nationwide. The Company offers WNN's services and products as a part of its MetroTV Services.

      In December 1998, the Company completed the acquisition of Ross Sports Productions, Inc. ("Ross"), based in Philadelphia. Ross is a film and video production company with nationally syndicated but locally produced scholastic sports programs. Ross' main service is a weekly half-hour TV program, "The High School Sports Show," which is marketed to local television stations, and Ross sells sponsorship advertising packages to local and regional advertisers within the show in exchange for commercial airtime inventory. The show currently airs in 22 major markets, generally on major network affiliated stations late Saturday afternoon or late Sunday morning. The Company offers Ross' services and products as a part of its MetroTV Services.

      Metro Information Services

      The Company's Metro Information Services ("MIS") division develops non-broadcast traffic information business. MIS develops innovative techniques of gathering local traffic and transportation information, as well as new methods of distributing such information to the public. The Company believes that in order to remain competitive and to continue to provide an information product of the highest quality to its affiliates, it is necessary to invest in and participate in the development of new technology. The Company is currently working with several public and private entities across the United States to improve dissemination of traffic and transportation information. The Company is a large supplier of information to the wireless telephone industry, providing customized traffic information, direction services, and other local information to cellular subscribers via the Company's STAR JAMTM and STAR FINDTM services.

      In conjunction with Etak, a digital mapping and software company owned by Sony, the Company has been working with a variety of private companies to deploy commercial products and services involving traveler information. The relationship allows for the provision of information on a personalized basis through a variety of delivery mechanisms, including the internet, paging, FM subcarrier, traditional cellular and newly-developed and evolving wireless systems. Information can be delivered to a wide array of devices including pagers, computers, and in-vehicle navigation and information systems.

      The Company is participating in a number of United States Department of Transportation ("USDOT") funded Intelligent Transportation Systems ("ITS") projects. These include the AZTech Model Deployment Project in Phoenix and the Smart Trek Model Deployment Project in Seattle. In addition, the Company is the Operations Contractor for the TravInfo project in the San Francisco Bay area. TravInfo was among the first of a series of federally-funded Field Operational Tests for ITS, and is somewhat unique in that the system was actually deployed following the test phase. As the leading provider of local traffic and other information, the Company is well-positioned as a leader in the ITS field and believes it will benefit from the evolution of future distribution systems.

INFRASTRUCTURE

      In each of its larger markets, the Company typically employs a General Manager who has overall operations and sales management responsibility for that market. In smaller to medium markets, the Company usually employs one General Manager to oversee two to four markets. In addition, the Company employs eight Regional Vice Presidents/General Managers who oversee its General Managers and who generally have responsibility for six to ten markets each.

      In each of its markets, the Company employs a Director of Operations who is responsible for all aspects of the Company's day-to-day operations. Each Director of Operations is responsible for supervising all of the broadcasters, airborne reporters, producers, editors, and writers in such Director's operations center. Moreover, the Director of Operations is responsible for maintaining day-to-day relations with affiliates and pursuing relationships with unaffiliated stations. In addition, the Company employs eight Regional Directors of Operations who supervise the

Directors of Operations and who report to the Company's Regional Vice Presidents/General Managers. In each of the markets where the Company provides its Expanded Radio Services, the Company usually employs a News Bureau Chief who generally reports to the Director of Operations for that market. Each News Bureau Chief is responsible for collecting, writing and reporting local, regional and national news and information stories generated in, or related to, their respective market. Each News Bureau Chief is also responsible for feeding these stories and information reports to the Company's national news operations center, located in Arizona.

      The Company believes that its extensive fleet of aircraft and other information-gathering technology and broadcast equipment have allowed the Company to provide high quality programming, enabling it to retain and expand its affiliate base. In the aggregate, the Company utilizes approximately 120 helicopters and fixed-wing aircraft, 29 mobile units, 26 airborne camera systems, 61 fixed-position camera systems, 66 broadcast studios and 1,355 broadcasters and producers. The Company also maintains a staff of computer programmers and graphics experts to supply customized graphics and other visual programming elements to television station affiliates. In addition, the Company's operations centers and broadcast studios have sophisticated computer technology, video and broadcast equipment and cellular and wireless technology which enable the Company's broadcasters to deliver accurate reports to its affiliates. The infrastructure and resources dedicated to a specific market by the Company are determined by the size of the market, the number of affiliates the Company serves in the market and the type of services being provided.

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

      In each of the markets in which it conducts operations, the Company maintains an advertising sales office as part of its operations center. The Company's advertising sales force is able to sell available commercial airtime inventory in any and all of the Company's markets in addition to selling such inventory in each local market, which the Company believes affords its sales representatives an advantage over certain of their competitors. For example, an airline advertiser can purchase sponsorship advertising packages in multiple markets from the Company's local sales representative in the city in which the airline is headquartered. The Company's advertising sales force is comprised of approximately 180 sales representatives. Although the Company typically has two or three sales representatives in an individual market, the number of sales representatives in an individual market ranges from one to 12 depending on the size of the market and the number of potential national and regional advertising clients headquartered in the market. Specialized programs and marketing campaigns, which support nationwide sales and other special forms of advertising, are managed from the Company's headquarters in Houston, Texas.

      Due to the number of markets in which the Company operates, its reach within its markets and the range of services it provides, the Company has a large number of advertising clients in a diverse group of industries. For the year ended December 31, 1998, no single advertiser represented more than 4% of the Company's total revenues and the Company's top ten advertisers, as a group, represented less than 20% of the Company's total revenues.

   The Radio Information Services Network

      The Company's typical radio advertisement on the Radio Information Services Network consists of an opening announcement and a ten-second commercial message presented immediately prior to, in the middle of, or immediately following a regularly scheduled information report. Because the Company has numerous radio station affiliates in each of its markets (averaging 21 affiliates per market), the Company believes that its traffic and information broadcasts reach more people, more often, in a higher impact manner than can be achieved using any other advertising medium. The Company combines its commercial airtime inventory into multiple "sponsorship" packages (generally 125, 250 or 500 sponsorships broadcast over a four week period in each market), which it then sells as an information sponsorship package to advertisers. These Company sponsorship packages are run on a fair and equal rotation (i.e., each advertiser receives its pro rata share of advertisements sold by the Company for broadcast on each of the Company's affiliates in the relevant market or markets) throughout the Radio Information Services Network on a local, regional or national basis, primarily during morning and afternoon drive periods. The Company does not allow an advertiser to select individual stations from the Radio Information Services Network on which to run its advertising campaign. The Company's 500 sponsorship package (which the Company believes is its most frequently purchased package), reaches an average of over 66% of the population (age 12 and over) in the Company's MSA markets. In addition, the Company's large network of affiliates allows the Company to offer advertisers the opportunity to purchase advertising in multiple markets nationwide through a single purchase from the Company.

      As the Company's business has developed, it has sold increasing amounts of its advertising to regional/national advertisers. For the year ended December 31, 1998, approximately 75% of the Company's radio advertising revenue was attributable to regional/national advertisers, with the balance attributable to local advertisers.

      The Company believes that the positioning of advertisements within or adjacent to its information reports appeals to advertisers because the advertisers' messages are broadcast along with regularly scheduled programming during peak morning and afternoon drive times when a majority of the radio audience is listening. Radio advertisements broadcast during these times typically generate premium rates. Moreover, surveys commissioned by the Company demonstrate that because the Company's customized information reports are related to topics of significant interest to listeners, listeners often seek out the Company's information reports. Since advertisers' messages are embedded in the Company's information reports, such messages have a high degree of impact on listeners and generally will not be "pre-empted" (i.e., moved by the radio station to another time slot). Most of the Company's advertisements are read live by the Company's on-air broadcasters, providing the Company's advertisers with the added benefit of an implied endorsement for their product.

   The MetroTV Network

         The Company's MetroTV Network consists of the Company's 155 Television Traffic Services and 54 Video News Services affiliates throughout the U.S. Generally, the Company provides its MetroTV services to television stations in exchange for thirty-second commercial airtime inventory that the Company packages and sells on a regional and national basis. The amount and placement of the commercial airtime inventory that the Company receives from television stations varies by market and the type of service provided by the Company. As the Company has provided more enhanced MetroTV services, it has been able to acquire more valuable commercial airtime inventory. The Company believes that it offers advertisers significant benefits because, unlike traditional television networks, the Company often delivers more than one station in major markets and advertisers may select specific markets.

         The Company has established a morning news network for its advertisers' commercials to air during local news programming and local news breaks from 6:00 a.m. to 9:00 a.m. Because the Company has affiliated a large number of network television stations in major markets, its morning news network delivers a significant national household rating in an efficient and compelling local news environment. As the Company continues to expand its service offerings for local television affiliates, it plans to create additional news networks to leverage its television news gathering infrastructure.

ACQUISITIONS

      Ross Sports Productions, Inc. On December 4, 1998, the Company acquired substantially all of the tangible and intangible business assets and acquired certain liabilities of Ross Sports Productions, Inc. ("Ross"), a Pennsylvania corporation. Ross is a film and video production company with nationally syndicated but locally produced scholastic sports programs. Ross' main service is a weekly half-hour TV program, "The High School Sports Show," which is marketed to local television stations in exchange for commercial airtime inventory. The show currently airs in 22 major markets.

      Birmingham Acquisition. On August 31, 1998, the Company acquired substantially all of the tangible and intangible business assets and acquired certain liabilities of Today's Traffic, an Alabama partnership. As of the closing, Today's Traffic provided traffic reporting services to 13 radio and two television station affiliates in Birmingham, Alabama, ranked the 56th largest MSA market.

     Tampa and Ft. Myers Acquisition. On June 25, 1998, the Company acquired certain assets of Florida Traffic Watch, Inc. ("FTW"), a Florida corporation. As of the closing, FTW provided traffic reporting services to nine radio station affiliates in Tampa and 11 radio station affiliates in Ft. Myers. Tampa and Ft. Myers are ranked the 22nd and 74th largest MSA markets, respectively.

      Brisbane, Melbourne and Sydney Acquisition. On May 8, 1998, the Company acquired a minority stake and an option to purchase the remaining shares of Australian Traffic Network ("ATN"), a New South Wales corporation. As of the closing, ATN provided traffic reporting services to 26 radio station affiliates in Brisbane, Melbourne and Sydney, Australia.

      Dallas/Fort Worth Acquisition. On March 2, 1998, the Company acquired all of the outstanding common stock of Traffic Patrol Broadcasting, Inc. ("TPB"), a Texas corporation. As of the closing, TPB provided traffic reporting services to 13 radio and two television station affiliates in Dallas/Fort Worth, ranked the 7th largest MSA market.

      The Company is currently in discussions with several other entities that, if acquired, would result in new or expanded geographic coverage or the offering of additional or complementary services by the Company. The Company, however, does not have any commitments, arrangements, or understandings with respect to any such acquisitions. Further, there can be no assurance that the Company will be able to effect any such transaction, or that any such transactions, if consummated, will prove to be beneficial to the Company.

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

INTERNATIONAL

      In 1998, the Company acquired a minority stake and an option to purchase the remaining shares of Australian Traffic Network, a traffic reporting service operating in Brisbane, Melbourne and Sydney, Australia. Prior to 1998, the Company's international presence was limited to its participation in licensing agreements in the United Kingdom and France. Pursuant to these license agreements, the Company provides its licensees the right to use its name, computer technology, training and sales expertise in exchange for commercial airtime inventory. Revenues from such licensing agreements are not material. The Company is currently analyzing and evaluating various international strategic opportunities.

COMPETITION

      The Company faces various sources of competition in the provision of its information reporting services. Although the Company is significantly larger than the next largest provider of traffic and local information services, there are several multi-market operators providing local radio and television programming services in various markets. The Company believes that the next largest provider of traffic and local information services (which operates under the names "Shadow Traffic" and "Express Traffic") currently has a presence in approximately 16 MSA markets in the United States, as compared to the Company's operations in 81 MSA markets. Westwood One, Inc., which is approximately 25% owned by Infinity Broadcasting Corporation, owns and operates the Shadow Traffic operations. Additionally, the Company has competition from single market operators and groups of radio stations providing their own information reporting services.

      The Company also faces competition in the sale of its commercial airtime inventory. The Company positions its advertising so as not to compete with the advertising of its local radio and television affiliates. However, the Company competes for advertising dollars with other media such as newspapers and magazines, outdoor advertising, network radio and network television advertising, transit advertising, direct response advertising, yellow page directories, internet/new media and point-of-sale advertising.

EMPLOYEES

      The Company employed approximately 1,612 full-time and 555 part-time persons as of December 31, 1998, none of whom was covered by a collective bargaining agreement. Approximately 35 of the Company's 2,167 employees, are represented by a union. Such employees are located in the San Francisco Bay area. Of the Company's total employees, approximately 1,851 were engaged in broadcasting and operations; 178 in sales and marketing; and 138 in general and administrative activities. Approximately 6% of the Company's employees are located in the Company's Houston, Texas headquarters. The Company considers its relationship with its employees to be satisfactory.

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

ITEM 2. PROPERTIES.

      The Company's headquarters facility, which includes its principal administrative, sales, marketing, management information systems and product development offices and its local operations center, is located in approximately 33,430 square feet of subleased space in Houston, Texas. The sublease on this facility terminates in March 2004.

      The Company leases additional operation centers/broadcast studios and marketing and administrative offices across the United States consisting of approximately 220,167 square feet in the aggregate, pursuant to the terms of various lease agreements. The Company believes that its existing facilities are adequate to meet current requirements and that suitable additional space in close proximity to its existing headquarters will be available as needed to accommodate growth of its operations and additional sales and support offices through the foreseeable future.

      For the year ended December 31, 1998, the Company incurred approximately $6.1 million in total facilities expenses.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company is authorized to issue 25,000,000 shares of common stock, par value $0.001 per share (the "Common Stock") and 10,000,000 shares of preferred stock, par value $0.001 per share (the "Preferred Stock"). At March 25, 1999, 16,714,973 shares of Common Stock and 2,549,750 shares of Series A Convertible Preferred Stock were outstanding.

     The Common Stock is listed for trading on the NASDAQ National Market ("Nasdaq") under the symbol "MTNT." The high and low sales prices as reported by Nasdaq for the Common Stock for the periods indicated:

            First Quarter       Second Quarter        Third Quarter        Fourth Quarter            Year
         -------------------- --------------------  -------------------  -------------------  -------------------
           High       Low       High       Low       High       Low       High       Low       High       Low
         ---------  --------- ---------  ---------  --------  ---------  --------  ---------  --------  ---------

  1998     43         30 3/8    44 3/8     37 3/8    44 1/2    34 1/32   42 13/16   29 3/16    44 1/2    29 3/16

  1997     26 3/4     21 7/8    25 1/2     21 7/8    33 7/8    25 5/16    35 1/2     29 1/2    35 1/2     21 7/8

     The closing price of the shares of the Common Stock was $51.25 on March 25, 1999.

     As of March 25, 1999, there were 201 record owners and in excess of 1,600 beneficial owners of the Common Stock.

     The Company has never paid cash dividends on the Common Stock and does not intend to pay any such cash dividends in the foreseeable future.

     The Transfer Agent and Registrar for the Common Stock is American Stock Transfer & Trust Company.

     Use of Proceeds

     The Company filed a Registration Statement on Form S-1 (Commission File No. 333-6311) which was declared effective by the Securities and Exchange Commission on October 16, 1996.

     The net offering proceeds of approximately $68,000,000 to the Company have been used as follows: $13,655,000 for the acquisition of other businesses, $6,536,000 for the purchase and installation of machinery and equipment, $29,811,000 for the repayment of indebtedness, and $1,900,000 for working capital.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial and operating data should be read in conjunction with the consolidated financial statements of the Company and the Predecessor Companies' historical combined financial statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected financial data set forth below with respect to the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the audited financial statements for that year.

                                                                         YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------------
                                                          1998        1997         1996         1995         1994
                                                       ---------    ---------    ---------    ---------    ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Advertising revenues ...............................   $ 172,132    $ 139,125    $ 109,237    $  72,433    $  60,048
                                                       ---------    ---------    ---------    ---------    ---------

Broadcasting costs .................................      87,028       67,224       50,686       41,286       32,239
Marketing expense ..................................      31,053       26,526       21,378       14,504       11,355
General and administrative expense .................      11,026       11,425       10,158        7,194        5,939
Depreciation and amortization expense...............      10,043        8,878        6,213        3,980        1,302
                                                       ---------    ---------    ---------    ---------    ---------
Total operating costs ..............................     139,150      114,053       88,435       66,964       50,835
                                                       ---------    ---------    ---------    ---------    ---------

Income from operations .............................      32,982       25,072       20,802        5,469        9,213
     Interest/other income .........................      (1,144)      (1,865)        (408)        (137)        (164)
     Interest expense...............................         113          230        1,779        1,260          293
                                                       ---------    ---------    ---------    ---------    ---------
Income before tax provision ........................      34,013       26,707       19,431        4,346        9,084

Income tax provision................................      13,659       11,164        3,462        1,036        2,179
                                                       ---------    ---------    ---------    ---------    ---------
Net income .........................................   $  20,354    $  15,543    $  15,969    $   3,310    $   6,905
                                                       =========    =========    =========    =========    =========

Pro forma net income(1) ............................   $      --    $      --    $  12,047    $   2,803    $      --

Basic earnings per common share ....................   $    1.23    $    0.94                                     --
Basic average common shares outstanding ............      16,594       16,555                                     --

Diluted earnings per common share(1)(2) ............   $    1.20    $    0.93    $    0.94    $    0.23           --
Diluted average common shares outstanding(1)(2) ....      16,955       16,714       12,884       12,252           --

                                                                      AT DECEMBER 31,
                                                   ----------------------------------------------------
                                                     1998       1997       1996       1995       1994
                                                   --------   --------   --------   --------   --------
                                                                       (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital ................................   $ 59,773   $ 48,106   $ 49,294   $  7,900   $  7,414
Total assets ...................................    139,087    115,073    103,757     48,030     27,502
Total debt .....................................        992      1,478      1,310     22,624      6,650
Total stockholders' equity/partners' capital ...    108,804     88,293     71,930      4,478      9,401

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company, which was founded in 1978, is the largest domestic outsource provider of traffic reporting services and a leading supplier of local news, sports, weather, video news and other information programming services to the television and radio broadcast industries. The Company provides customized information reports to affiliated radio and television stations in exchange for commercial airtime inventory. The Company generates revenues by packaging such commercial airtime inventory and selling it on a local, regional or national basis. While the majority of the Company's revenues are currently generated from sales of advertising on its Radio Traffic Services Network, the Company is experiencing increased revenues from its Expanded Radio Services Network and its MetroTV Network. The Company's expenses are primarily comprised of three categories: (i) operations, which includes all the expenses related to gathering, producing, and broadcasting information reports; (ii) marketing, which includes sales commissions, salaries and benefits for sales personnel; and (iii) general and administrative expenses, which include corporate overhead. Most of the Company's expenses are associated with its Radio Traffic Services. However, during 1996, 1997 and 1998, the Company incurred additional expenses attributable to the development of its MetroTV Services and development and operation of its Expanded Radio Services (including operating expenses incurred prior to the generation of significant revenue from both of these operations).

     From 1978 through October 1996, the business of the Company was operated through the Predecessor Companies and all of the equity interests in the Predecessor Companies were owned by the Saperstein Family. See
"Business-Reorganization."

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

     As the equity interests were held under common control and were contributed by the controlling shareholder of the Company, the underlying assets are recorded at their historical costs, similar to pooling of interest accounting. References to Metro Networks, Inc. in the consolidated financial statements of the Company include the Predecessor Companies prior to the Reorganization.

     In the analysis set forth below, the Company discusses EBITDA, which consists of earnings before interest income, interest expense, taxes, depreciation and amortization. EBITDA does not represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for net income, cash from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company believes that EBITDA is a measure of financial performance widely used in the media and broadcasting industries and is useful to investors.

     In certain circumstances, the Company engages in reciprocal arrangements with advertisers whereby the Company exchanges a portion of its unsold commercial airtime inventory for goods and services. The Company believes that reciprocal transactions are common in the broadcasting industry. Revenues from reciprocal arrangements accounted for 8.0% , 4.0% and 4.9% of total revenues in 1996, 1997, and 1998, respectively.

     The Company's advertising revenues vary over the calendar year with the first quarter generally reflecting the lowest revenues and the fourth quarter the highest revenues for the year. Expenses, other than marketing expenses, are generally spread evenly over the year, resulting in seasonality in the Company's EBITDA.

INCOME TAXES

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, and, prior to the Reorganization, the combined financial statements of the Predecessor Companies.

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

RESULTS OF OPERATIONS

     The following table provides a summary of the Company's statement of operations on an actual and percentage of revenues basis for the periods indicated:

                      SUMMARY CONSOLIDATED FINANCIAL DATA

                                                                      YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------------------------
                                                         1998                   1997                   1996
                                                 -------------------    -------------------    -------------------
                                                                           (IN THOUSANDS)

Advertising revenues .........................   $172,132      100.0%   $139,125      100.0%   $109,237      100.0%
                                                 --------   --------    --------   --------    --------   --------

Broadcasting costs ...........................     87,028       50.6      67,224       48.3      50,686       46.4
Marketing expense ............................     31,053       18.0      26,526       19.1      21,378       19.6
General and administrative expense ...........     11,026        6.4      11,425        8.2      10,158        9.3
Depreciation and amortization expense ........     10,043        5.8       8,878        6.4       6,213        5.7
                                                 --------   --------    --------   --------    --------   --------
     Total operating costs ...................    139,150       80.8     114,053       82.0      88,435       81.0
                                                 --------   --------    --------   --------    --------   --------
Income from operations .......................     32,982       19.2      25,072       18.0      20,802       19.0
     Interest/other income ...................      1,144        0.7       1,865        1.3         408        0.4
     Interest expense ........................        113        0.1         230        0.1       1,779        1.6
                                                 --------   --------    --------   --------    --------   --------
Income before income tax provision ...........     34,013       19.8      26,707       19.2      19,431       17.8

Income tax provision .........................     13,659        7.9      11,164        8.0       3,462        3.2
                                                 --------   --------    --------   --------    --------   --------
Net income ...................................   $ 20,354       11.9%   $ 15,543       11.2%   $ 15,969       14.6%
                                                 ========   ========    ========   ========    ========   ========

Pro forma state and federal income taxes .....                                                 $  7,384        6.8%

Pro forma net income (1) .....................                                                 $ 12,047       11.0%
                                                                                               ========   ========

EBITDA (2) ...................................   $ 43,280       25.1%   $ 34,571       24.8%   $ 27,027       24.7%
                                                 ========   ========    ========   ========    ========   ========

-----------------
(1) The unaudited pro forma financial data for the year ended December 31, 1996 gives effect to the Reorganization. See "Business--Reorganization."

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

      Year ended December 31, 1998 compared to year ended December 31, 1997

     Revenues. Revenues increased by $33.0 million, or approximately 23.7%, to $172.1 million in 1998 from $139.1 million in 1997. This increase was primarily due to revenues generated by increased sales of commercial airtime inventory. Acquisitions accounted for $5.1 million of this increase. Excluding these revenues, same market revenues increased $27.9 million in 1998, or 20.1%. Revenues from reciprocal arrangements as a percentage of total revenues increased to 4.9% in 1998 from 4.0% in 1997.

     Broadcasting Costs. Broadcasting costs increased by $19.8 million, or approximately 29.5% to $87.0 million in 1998 from $67.2 million in 1997. The Company's continued development of its Expanded Radio Services and MetroTV Services accounted for approximately $9.2 million of the increase. Additionally, operating costs associated with acquisitions accounted for approximately $2.9 million of the increase. Excluding the increases discussed above, the Company's broadcasting costs would have increased by approximately $7.7 million, or 11.5% to $74.9 million in 1998 from $67.2 million in 1997. Broadcasting costs as a percentage of revenues increased from 48.3% in 1997 to 50.6% in 1998. Broadcasting costs associated with reciprocal arrangements increased by $2.4 million from $1.9 million in 1997 to $4.3 million in 1998.

     Marketing Expense. Marketing expense increased by $4.5 million, or approximately 17.1%, from $26.5 million in 1997 to $31.1 million in 1998. This increase resulted primarily from increased sales commissions associated with the increased revenues generated in 1998. Acquisitions accounted for $0.6 million of the increase. As a percentage of revenues, marketing expense was 19.1% in 1997 and 18.0% in 1998. Marketing expense associated with reciprocal arrangements increased by $1.8 million to $2.7 million in 1998, from $0.9 million in 1997.

     General and Administrative Expense. General and administrative expenses decreased by $0.4 million, or approximately 3.5%, to $11.0 million in 1998 from $11.4 million in 1997. As a percentage of revenues, general and administrative expense decreased to 6.4% in 1998 from 8.2% in 1997. General and administrative expense associated with reciprocal arrangements decreased by $0.1 million to $0.7 million in 1998, from $0.8 million in 1997.

     Depreciation and Amortization. Depreciation and amortization expense increased to $10.0 million in 1998 from $8.9 million in 1997. This increase resulted primarily from the increases in the Company's asset base resulting from 1998 Acquisitions and the Company's increased purchases of equipment pursuant to the development of its MetroTV Network and Expanded Radio Services Network during 1998.

     Other Income. Other income declined to $1.1 million in 1998 from $1.9 million in 1997. This decrease resulted primarily from a reduction in interest income as the net proceeds from the Company's initial public offering were used during 1998.

     Interest Expense. Interest expense decreased to $0.1 million in 1998 from $0.2 million in 1997.

     Net Income. As a result of the factors discussed above, net income increased by $4.9 million to $20.4 million in 1998, from $15.5 million in 1997.

     EBITDA. EBITDA increased by $8.7 million, or approximately 25.2%, to $43.3 million in 1998 from approximately $34.6 million in 1997. EBITDA as a percentage of revenues increased to 25.1% in 1998 from 24.8% in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has financed its operations with cash generated by operations and funds provided pursuant to a prior credit agreement. The Company has used cash provided by operating activities to fund capital expenditures, operations and distributions to its stockholders.

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

     Net cash provided by operating activities increased by approximately $0.9 million, to $11.6 million in 1998 from $10.7 million in 1997, primarily as a result of changes in operating assets and liabilities, which was partially offset by an increase in depreciation and amortization. Net cash used in investing activities decreased by $7.7 million to $15.9 million in 1998, from $23.6 million in 1997 due primarily to a decline in capital expenditures. Cash used and provided by financing activities increased by $3.8 million to $0.5 million in 1998, from $(3.3) million in 1997, due primarily to a reduction in debt repayments.

     Net cash provided by operating activities decreased by approximately $3.2 million, to $10.7 million in 1997 from $13.9 million in 1996, primarily as a result of changes in operating assets and liabilities which was partially offset by an increase in net earnings and depreciation and amortization. In addition, the Company's net earnings for 1997 reflect an increase in income taxes from 1996 of approximately $7.7 million due to the change in taxpayer status from S corporation to C corporation. Net cash used in investing activities increased by $10.4 million to $23.6 million in 1997, from $13.2 million in 1996, due to an increase in capital expenditures. Net cash used and provided by financing activities decreased by $42.8 million to $(3.3) million in 1997, from $39.5 million in 1996, as a result of the Company's initial public offering in 1996 which was partially offset by a reduction in long-term debt in 1996.

      The Credit Agreement and Notes Payable

     In October 1996, the Company entered into a new line of credit with NationsBank of Texas, N.A. ("NationsBank") now known as Bank of America. The maximum aggregate permitted borrowings (the "New Line of Credit") under the Credit Agreement among Bank of America, certain lenders and the Company, dated October 22, 1996 (the "Credit Agreement") is $30.0 million. The New Line of Credit bears interest at a variable rate determined by the lender's prime rate or LIBOR and the Company's total leverage; the interest rate ranges from 0 to 50 basis points over the prime rate or 75 to 150 basis points over LIBOR. The New Line of Credit has a commitment fee of up to 0.25% per annum on the daily average unborrowed balance of the New Line of Credit. The New Line of Credit expires December 31, 2003, and will begin amortizing in March 1999. The Credit Agreement provides for various restrictions on the Company which preclude the Company, without first obtaining the lender's consent, from taking certain actions, including incurring additional indebtedness, purchasing the assets of any entity other than in the ordinary course of business, merging or consolidating with any other entity or altering its existing capital structure and paying certain dividends. As of December 31, 1998, the Company had no debt outstanding under the New Line of Credit.

     The Company issued non-interest-bearing notes in connection with the 1997 acquisition of Washington News Network, Inc. and the 1994 acquisition of Charlotte Traffic Patrol, Inc. which had principal amounts of $0.2 million and $0.3 million, respectively, outstanding as of December 31, 1998. The Company has guaranteed a $0.3 million letter of credit related to the Charlotte acquisition as of December 31, 1998. See "Business--Acquisitions."

      Capital Expenditures

     Capital expenditures were $10.1 million in 1998 and $16.6 million in 1997. Historically, the Company's capital expenditures have related principally to increasing the Company's information-gathering capabilities, broadcasting capacity and technology base. The majority of the Company's increase in capital expenditures during 1998 are primarily due to the Company's continued development of its MetroTV Network and Expanded Radio Services Network. Funds for capital expenditures have generally been provided from operations.

     The Company believes its existing sources of liquidity, cash on hand, cash provided by operations and the Credit Agreement will satisfy the Company's anticipated working capital and capital expenditure requirements for the foreseeable future.

YEAR 2000

      The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions to operation.

State of Readiness

      The Company has identified five major categories of Year 2000 risk:

         (1) Software systems -- these include the Company's revenue system ("Traffic System"), financial system (e.g. general ledger, accounts payable, fixed assets, etc.) and other business systems;

         (2) Equipment with embedded chip technology -- these include "on-air" equipment (e.g., audio servers, compression gear, transmitters, etc.), computer hardware, transmission systems and generators;

         (3) External vendors and suppliers -- these include satellite transmission operators and other third parties whose system failures potentially could have a significant impact on the Company's operations;

         (4) Facilities -- these include fire alarm systems, phone systems and access control systems; and

         (5)  Products and services the Company provides to customers.


      The Company's compliance objectives include products and services the Company has provided to customers in the past and will provide to customers in the future; all internal operating software systems and equipment; and the services, products, equipment and systems the Company has obtained and will obtain in the future from outside vendors. The Company's first objective was to assess all products and services the Company has, or will provide, to customers. This included informing customers of their need to make their applications Year 2000 compliant to provide or accept associated files for services provided by the Company. This objective was deemed the top priority and was initiated in 1998. In early 1999, the Company initiated action to remediate, where needed, all internal business operation support systems and the associated equipment it runs on. As part of this process, the Company developed a standard Year 2000 compliance certification memorandum to be sent to all vendors who have or are currently providing products or services to the Company and instituted a review process for formally responding to customer inquiries on the Company's Year 2000 compliance plans and status.

      In 1999, the Company intends to replace its Traffic System with a system that is Year 2000 compliant. Based on testing performed to date, the current system has not revealed any Year 2000 issues. The Company replaced its financial system with a Year 2000 compliant system in 1998. The implementation of these new systems minimizes the possibility of Year 2000 issues significantly interrupting normal operations.

      The Company has a formal program in place to receive assurances as to Year 2000 compliance from identified external vendors and suppliers. The Company will evaluate their compliance programs.

      The objective of the Company is complete assessment, remediation, testing and certification of third-party software for all mission-critical systems and components by October 31, 1999. Over the next few months as the Company receives more information on the extent of Year 2000 compliance by external vendors and third party suppliers, the nature of any contingency plans that may be needed will evolve.

      The Company is currently preparing contingency plans to identify and handle its worst case scenarios. It expects to complete the plans by June 30, 1999 in conjunction with the completion of its assessment, remediation, testing and certification phases.

RISKS AND COSTS

      Based on its current efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on the results of its operations, liquidity, or financial condition. However, this assessment is dependent on the ability of third-party suppliers and others whose systems failures potentially could have an impact on the Company's operations to be Year 2000 compliant. Although the Company cannot control the conduct of external vendors and suppliers, the Company expects to reduce the Company's level of uncertainty and the adverse effect that any such failures may have.


EFFECTS OF INFLATION

     The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133")". SFAS 133 provides standards on accounting and disclosure for derivative instruments and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the statement of financial position. The Company will adopt this statement for fiscal year 1999. The adoption of this statement will have no impact on the Company's operating results as the Company does not invest in derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----

Independent Auditors' Report.................................................................................  18

Consolidated Balance Sheets..................................................................................  19

Consolidated Statements of Operations........................................................................  20

Consolidated Statements of Stockholders' Equity/Partners' Capital............................................  21

Consolidated Statements of Cash Flows........................................................................  22

Notes to Consolidated Financial Statements...................................................................  24

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
Metro Networks, Inc. and Subsidiaries:

     We have audited the accompanying consolidated balance sheets of Metro Networks, Inc. and Subsidiaries, and its Predecessors as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity/partners' capital and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Metro Networks, Inc. and Subsidiaries and its Predecessors as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 KPMG LLP

Houston, Texas
March 9, 1999

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                           1998          1997
                                                                         ---------    ---------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ............................................   $  21,241    $  25,087
Short-term marketable investments ....................................         331          777
Accounts receivable, net .............................................      52,429       34,113
Reciprocal receivables, net ..........................................      11,310       11,113
Merchandise and scrip inventory ......................................         730          686
Other ................................................................       2,203          703
                                                                         ---------    ---------
     Total current assets ............................................      88,244       72,479
                                                                         ---------    ---------
PROPERTY AND EQUIPMENT, NET ..........................................      29,880       24,389

PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES, NET .............      19,500       17,545

OTHER ASSETS:
Deferred tax assets ..................................................         324          146
Other ................................................................       1,139          514
                                                                         ---------    ---------
                                                                             1,463          660
                                                                         ---------    ---------
                                                                         $ 139,087    $ 115,073
                                                                         =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .....................................................   $   4,937    $   3,030
Notes payable ........................................................         510          568
Reciprocal payables and accrued liabilities ..........................      11,055       10,281
Accrued liabilities ..................................................      11,540       10,074
Current portion of long-term debt ....................................         429          420
                                                                         ---------    ---------
        Total current liabilities ....................................      28,471       24,373

LONG-TERM DEBT .......................................................          53          490
DEFERRED INCOME TAXES ................................................       1,044          670
OTHER ................................................................         715        1,247
                                                                         ---------    ---------
        Total liabilities ............................................      30,283       26,780
                                                                         ---------    ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value (authorized 10,000,000 shares;
     outstanding 2,549,750) ..........................................           3            3
Common stock, $.001 par value (authorized 25,000,000 shares;
     outstanding 16,622,447 and 16,587,058 shares, respectively) .....          17           16
Additional paid-in capital ...........................................      74,689       73,708
Retained earnings ....................................................      34,920       14,566
Accumulated other comprehensive loss -
     net unrealized depreciation of equity investments ...............        (825)          --
                                                                         ---------    ---------
                                                                           108,804       88,293
                                                                         ---------    ---------
                                                                         $ 139,087    $ 115,073
                                                                         =========    =========



          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             FOR THE  YEARS ENDED
                                                                  DECEMBER 31,
                                                     -----------------------------------
                                                        1998         1997         1996
                                                     ---------    ---------    ---------
ADVERTISING REVENUES .............................   $ 172,132    $ 139,125    $ 109,237

OPERATING COSTS AND EXPENSES
Broadcasting .....................................      87,028       67,224       50,686
Marketing ........................................      31,053       26,526       21,378
General and administrative .......................      11,026       11,425       10,158
Depreciation and amortization ....................      10,043        8,878        6,213
                                                     ---------    ---------    ---------
                                                       139,150      114,053       88,435
                                                     ---------    ---------    ---------
TOTAL OPERATING EARNINGS .........................      32,982       25,072       20,802
                                                     ---------    ---------    ---------

OTHER (INCOME) EXPENSE
Interest income ..................................        (889)      (1,245)        (397)
Interest expense .................................         113          230        1,779
Other ............................................        (255)        (620)         (11)
                                                     ---------    ---------    ---------
                                                        (1,031)      (1,635)       1,371
                                                     ---------    ---------    ---------
EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES ...      34,013       26,707       19,431

STATE AND FEDERAL INCOME TAXES ...................      13,659       11,164        3,462
                                                     ---------    ---------    ---------
NET EARNINGS .....................................   $  20,354    $  15,543    $  15,969
                                                     =========    =========    =========
BASIC EARNINGS PER SHARE .........................   $    1.23    $    0.94    $      --
                                                     =========    =========    =========
DILUTED EARNINGS PER SHARE .......................   $    1.20    $    0.93    $      --
                                                     =========    =========    =========
BASIC AVERAGE COMMON SHARES OUTSTANDING ..........      16,594       16,555           --
                                                     =========    =========    =========
DILUTED AVERAGE COMMON SHARES OUTSTANDING ........      16,955       16,714           --
                                                     =========    =========    =========
PRO FORMA DATA (UNAUDITED):
Earnings before state and federal income taxes
    as reported ..................................                             $  19,431
Pro forma state and federal income taxes .........                                (7,384)
                                                                               ---------
Pro forma net earnings ...........................                             $  12,047
                                                                               =========
Pro forma basic earnings per share ...............                             $    0.94
                                                                               ---------
Pro forma diluted earnings per share .............                             $    0.94
                                                                               =========
Weighted average shares outstanding ..............                                12,884



          See accompanying notes to consolidated financial statements.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         (IN THOUSANDS, EXCEPT SHARES)


                                                                 OUTSTANDING
                                              ------------------------------------------------
                                                  PREFERRED STOCK           COMMON STOCK        ADDITIONAL
                                              ----------------------   -----------------------    PAID-IN     PARTNERS'
                                                SHARES      AMOUNT       SHARES       AMOUNT      CAPITAL      CAPITAL
                                              ---------   ----------   ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1995 .............           --   $       --    3,198,000   $        3   $    4,024   $      651
Distribution .............................           --           --           --           --           --           --
Capital contributed ......................           --           --           --           --          700           --
Stock issuance, net of offering costs ....           --           --    4,650,000            5       67,758           --
Issuance of stock loan ...................           --           --    2,550,000            2           --           --
Reorganization ...........................    2,549,750            3    6,335,000            6          406         (415)
Net income ...............................           --           --           --           --           --         (236)
  Other comprehensive income .............           --           --           --           --           --           --
Comprehensive income .....................           --           --           --           --           --           --
                                              ---------   ----------   ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1996 .............    2,549,750            3   16,550,000           16       72,888           --
Issuance of stock under
    stock option plan ....................           --           --       26,097           --          570           --
Issuance of stock under
    stock purchase plan ..................           --           --       10,961           --          250           --
Net income ...............................           --           --           --           --           --           --
  Other comprehensive income .............           --           --           --           --           --           --
Comprehensive income .....................           --           --           --           --           --           --
                                              ---------   ----------   ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1997 .............    2,549,750            3   16,587,058           16       73,708           --

Issuance of stock under
    stock option plan ....................           --           --       24,955            1          603           --
Issuance of stock under
    stock purchase plan ..................           --           --       10,434           --          378           --
Net income ...............................           --           --           --           --           --           --
  Other comprehensive loss ...............           --           --           --           --           --           --
Comprehensive income .....................           --           --           --           --           --           --
                                              ---------   ----------   ----------   ----------   ----------   ----------
BALANCE AT DECEMBER 31, 1998 .............    2,549,750   $        3   16,622,447   $       17   $   74,689   $       --
                                              =========   ==========   ==========   ==========   ==========   ==========

                                                ACCUMULATED
                                                  OTHER        RETAINED
                                               COMPREHENSIVE   EARNINGS
                                                   LOSS        (DEFICIT)      TOTAL
                                                -----------   ----------    ----------
BALANCE AT DECEMBER 31, 1995 .............      $       --    $     (199)   $    4,479
Distribution .............................              --       (16,983)      (16,983)
Capital contributed ......................              --            --           700
Stock issuance, net of offering costs ....              --            --        67,763
Issuance of stock loan ...................              --            --             2
Reorganization ...........................              --            --            --
Net income ...............................              --        16,205        15,969
  Other comprehensive income .............              --            --            --
Comprehensive income .....................              --            --        15,969
                                                -----------   ----------    ----------
BALANCE AT DECEMBER 31, 1996 .............              --          (977)       71,930
Issuance of stock under
    stock option plan ....................              --            --           570
Issuance of stock under
    stock purchase plan ..................              --            --           250
Net income ...............................              --        15,543        15,543
  Other comprehensive income .............              --            --            --
Comprehensive income .....................              --            --        15,543
                                                -----------   ----------    ----------
BALANCE AT DECEMBER 31, 1997 .............              --        14,566        88,293

Issuance of stock under
    stock option plan ....................              --            --           604
Issuance of stock under
    stock purchase plan ..................              --            --           378
Net income ...............................              --        20,354        20,354
  Other comprehensive loss ...............            (825)           --          (825)
Comprehensive income .....................              --            --        19,529
                                                -----------   ----------    ----------
BALANCE AT DECEMBER 31, 1998 .............      $     (825)   $   34,920    $  108,804
                                                ===========   ==========    ==========







          See accompanying notes to consolidated financial statements.

                      METRO NETWORKS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                  For the Years Ended December 31,
                                                                  --------------------------------
                                                                    1998        1997        1996
                                                                  --------    --------    --------
OPERATING ACTIVITIES:
Net earnings ..................................................   $ 20,354    $ 15,543    $ 15,969

Adjustments to reconcile net earnings to cash provided by
   operating activities:
          Depreciation and amortization .......................     10,043       8,878       6,213
          Deferred federal income taxes .......................        196         633        (109)
          Loss (gain) on dispositions of assets ...............         26          73         (11)
          Amortization of discount on notes payable ...........         --          --          76
Decrease (increase) in, net of acquisition of businesses
          Accounts receivable, net ............................    (16,385)     (9,356)    (10,045)
          Prepaid expenses and other current assets ...........     (1,372)        138        (484)
          Other assets ........................................       (417)        157        (196)
(Decrease) increase in, net of acquisition of businesses
          Accounts payable ....................................      1,051        (494)      1,160
          Accrued liabilities .................................     (1,111)        559       5,780
          Other liabilities ...................................       (131)     (1,605)        425
Net reciprocal arrangements ...................................       (672)     (3,874)     (4,916)
                                                                  --------    --------    --------
          Cash provided by operating activities ...............     11,582      10,652      13,862
                                                                  --------    --------    --------
INVESTING ACTIVITIES:
Capital additions .............................................    (10,052)    (16,642)     (6,840)
Related party
     Advances to ..............................................         --          --      (1,749)
     Payments from ............................................         --          --         316
Proceeds from sale of marketable securities ...................         --         414          --
Purchase of marketable securities .............................       (379)     (1,062)         --
Proceeds from sale of property and equipment ..................        101          83          17
Acquisitions of companies, net of cash acquired of $456 .......     (5,194)     (6,410)     (4,944)
Purchases of other investments ................................       (399)         --          --
                                                                  --------    --------    --------
     Cash used for investing activities .......................    (15,923)    (23,617)    (13,200)
                                                                  --------    --------    --------

                     METRO NETWORKS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)



                                                                     For  the  Years  Ended December 31,
                                                                      --------------------------------
                                                                        1998       1997         1996
                                                                      --------    --------    --------
FINANCING ACTIVITIES:
Proceeds from issuance of debt ....................................        937       1,244       9,411
Debt repayments
     Long-term debt ...............................................     (1,423)     (2,453)    (30,801)
     Related party debt ...........................................         --      (2,945)         --
Issuance of common stock ..........................................        981         820      67,765
Cash distributions ................................................         --          --      (7,601)
Capital contributions .............................................         --          --         700
                                                                      --------    --------    --------
     Cash (used for) provided by financing activities .............        495      (3,334)     39,474
                                                                      --------    --------    --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..................     (3,846)    (16,299)     40,136
CASH AND CASH EQUIVALENTS
Beginning of period ...............................................     25,087      41,386       1,250
                                                                      --------    --------    --------
End of period .....................................................   $ 21,241    $ 25,087    $ 41,386
                                                                      ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest ..........................   $    131    $    228    $  1,833
Cash paid during the period for State and Federal income taxes ....     12,745      11,419       2,856

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired through reciprocal activities .....   $    657    $  1,585    $    490
Reciprocal activities related to business acquisitions ............         15          41          --
Decrease in shareholder note payable ..............................         --         155          --
Stockholder distributions by:
          Reduction in stockholder note receivable ................         --          --       4,819
          Increase in shareholder note payable ....................         --          --       3,100
          Transfer of property ....................................         --          --       1,462









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

     Investments in Equity Securities

     All of the Company's marketable securities have been categorized as available for sale and as a result are carried at fair market value.

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

Operating equipment .........................   3-10 years
Transportation equipment ....................      3 years
Leasehold improvements ......................     10 years

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $5,652,000, $3,968,000 and $1,770,000, respectively.

     Effective October 1, 1997, the Company revised its estimate of the useful lives of certain intangible assets (purchased contracts) and camera equipment. Previously, such assets were depreciated over five and three years, respectively. Those lives were extended to seven and five years, respectively. These changes were made to better reflect the estimated periods during which such assets will remain in service based on actual experience and industry practice. The change, which was accounted for prospectively from October 1, 1997, had the effect of reducing depreciation and amortization expense and increasing net income by approximately $342,700 ($.02 per diluted share) for the year ended December 31, 1997.

      Intangible Assets

     Intangible assets include goodwill, purchased broadcast contracts, non-compete agreements, trademarks and licenses. Intangible assets are amortized on a straight-line basis over the estimated eventual term of the customer's contract, or the estimated useful life of the asset for periods ranging from three to twenty years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the intangible balances over their remaining life can be recovered through undiscounted future operating cash flows of the acquired operations. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

      Reciprocal and Airtime Obligations

     Reciprocal and airtime obligations represent broadcast obligations incurred as part of the purchase price for acquisitions. Such obligations are recorded at the fair market value of the airtime when the acquisition was made, and are included in reciprocal payables and accrued liabilities in the accompanying consolidated balance sheets. Reciprocal and airtime obligations approximated $2,620,000 at December 31, 1998 and 1997.

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

     For purposes of computing earnings per share, the common shares outstanding as a result of the Stock Loan and Pledge Agreement (see Note 12) are considered outstanding, however the shares related to the convertible preferred stock are not considered to be Common Stock equivalents. This is due to the fact that under the terms and provisions of the Stock Loan and Pledge Agreement, the preferred shares outstanding cannot be converted into Common Stock while the stock loan is outstanding.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

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

      Accounting Pronouncements

      Effective January 1, 1998, the Company adopted issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income ("SFAS 130")". This standard establishes requirements for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events from non-owner sources. It includes all changes in equity during a period except those resulting from investments by and distributions to owners.

      Reclassifications

      Certain reclassifications have been made to prior year amounts in order to conform to the 1998 presentation.

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

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 3--ACQUISITIONS

     During 1998, 1997 and 1996, the Company made the following acquisitions, each of which has been accounted for using the purchase method of accounting.

     On December 4, 1998, the Company acquired substantially all of the tangible and intangible business assets and acquired certain liabilities of Ross Sports Productions, Inc. ("Ross"), a Pennsylvania corporation. Ross is a service business engaged in the production of video sports programming which is marketed to local television stations in return for advertising. The purchase price consisted of a cash payment of $3,000,000 plus three additional contingent payments based upon future operating cash flow. The excess purchase price of approximately $3,265,000 was allocated to intangible assets and is being amortized over a twenty-year period.

     On August 31, 1998, the Company acquired substantially all of the tangible and intangible business assets and acquired certain liabilities of Today's Traffic, an Alabama partnership. Today's Traffic provides traffic reporting services to a network of broadcast affiliates serving the Birmingham, Alabama area. The purchase price consisted of a cash payment of $190,000, plus additional contingent consideration based upon future operating cash flow. The excess purchase price of approximately $230,000 was allocated to intangible assets and is being amortized over a period ranging from five to twenty years.

     On June 25, 1998, the Company acquired certain assets of Florida Traffic Watch, Inc., which provides broadcast traffic reporting to the Tampa and Fort Myers markets. The purchase price of $1,260,000, net of $500,000 in deferred purchase price related to certain contingent liabilities, was allocated to net assets acquired based upon their estimated fair market value. The excess purchase price of approximately $1,665,000 was allocated to intangible assets and is being amortized over a period ranging from five to twenty years.

     On March 2, 1998, the Company acquired all the outstanding common stock of Traffic Patrol Broadcasting, Inc. ("TPB"), a Texas corporation. TPB provides traffic reporting services to a network of broadcast affiliates serving the Dallas/Ft. Worth, Texas area. The consideration for the stock included cash of approximately $1,200,000. The excess purchase price of approximately $971,000 was allocated to intangible assets and is being amortized over a period ranging from five to twenty years.

     On September 19, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of Freecom, Inc. ("FRE"), a Pennsylvania corporation. FRE provides traffic reporting services to a network of broadcast affiliates serving the Harrisburg, Wilkes-Barre, and Allentown, Pennsylvania areas, Albany, New York and Salisbury/Ocean City, Maryland and Delaware areas. The purchase price of approximately $2,250,000 was allocated to the net assets acquired based upon their estimated fair market value. The excess purchase price of $1,940,000 was allocated to intangible assets and is being amortized over a seven-year period.

     On August 1, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of Valley Watch Broadcasting ("VWB"). VWB provides traffic reporting services to a network of broadcast affiliates serving the Fresno, California area. The purchase price consisted of $10,000 cash at closing and a contingent payment of approximately $140,000.

     On June 27, 1997, the Company acquired 80% of the common stock of Washington News Network, Inc. ("WNN"), a Washington, D.C. corporation. WNN provides video news feeds via satellite to broadcast affiliates across the country. The purchase price of $400,000 consisted of cash consideration of $100,000 and installment notes payable of $300,000. The Company has an option to purchase the remaining 20% of WNN which may be exercised at any time through March 31, 2000.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

     On January 3, 1997, the Company acquired substantially all of the tangible and intangible assets and assumed certain liabilities of TWI Networks, Inc., an Ohio corporation ("TWI"). TWI provides traffic and news reporting services to a network of broadcast affiliates serving the Cincinnati, Columbus and Dayton, Ohio areas, the Memphis and Nashville, Tennessee areas and the Miami, Florida area. The purchase price of approximately $3,700,000 consisted of cash consideration of $2,700,000 and installment notes payable of $1,000,000. The purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess purchase price of approximately $3,250,000 was allocated to intangible assets and is being amortized over a seven-year period.

     On January 2, 1997, the Company acquired substantially all of the tangible and intangible assets of Airborne Traffic Network, Inc. ("Airborne"), a Kansas corporation. Airborne provides traffic reporting services to a network of broadcast affiliates serving the Kansas City, Kansas and Omaha, Nebraska areas. As consideration for the asset purchase, the Company paid $1,350,000 at closing and agreed to pay an additional contingent consideration in a final payment based upon net revenue or operating cash flow of Airborne for the twelve month period following the closing date. The final payment, based upon net revenue or operating cash flow as defined in the Asset Purchase Agreement, was determined to be $150,000. The excess purchase price of approximately $1,470,000 was allocated to intangible assets and is being amortized over a seven-year period.

     On October 31, 1996, the Company acquired substantially all of the tangible and intangible assets of Wisconsin Information Systems, Inc. ("Wisconsin"), an Ohio corporation. Wisconsin provides traffic reporting services to a network of broadcast affiliates serving the Milwaukee, Wisconsin, Oklahoma City, Oklahoma, Albuquerque, New Mexico and Omaha, Nebraska areas. The cash purchase price of approximately $650,000 was allocated to the net assets acquired based upon their estimated fair market values. The excess purchase price of approximately $600,000 was allocated to intangible assets and is being amortized over a seven-year period.

     On January 4, 1996, the Company acquired 100% of the stock of Traffic Net, Inc. ("TNI"), a Rhode Island corporation, Traffic Net of Connecticut, Inc. ("TNCI"), a Connecticut corporation, and The Weather Bureau, Inc. ("TWB"), a Massachusetts corporation (collectively, the "Traffic Net Group"). The Traffic Net Group provides traffic and weather reporting services to a network of broadcast affiliates serving the Hartford, Connecticut area, the Providence, Rhode Island area, the Boston, Massachusetts area and areas throughout New England. The Company paid cash consideration of approximately $2,900,000, net of $100,000 in deferred purchase price related to certain contingent liabilities, as described in the TNI Stock Purchase Agreement. As additional consideration, the Company paid cash of approximately $410,000 to acquire existing trade receivables, all of which has been subsequently collected. The excess purchase price of approximately $3,197,000 was allocated to intangible assets and is being amortized over a seven-year period.

     On January 3, 1996, the Company acquired substantially all of the tangible and intangible business assets and assumed certain liabilities of Aeromedia, Inc. ("Aeromedia"), a Utah corporation. Aeromedia provides traffic reporting services to a network of broadcast affiliates serving the Salt Lake City, Utah area in exchange for advertising availabilities and other compensation. As consideration for the asset purchase, the Company paid $200,000 at closing, plus additional contingent consideration of $250,000 based upon net sales as defined in the Asset Purchase Agreement. The excess purchase price of approximately $405,000 was allocated to intangible assets and is being amortized over a seven-year period.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

     The following is a summary of the 1998, 1997 and 1996 acquisitions:

                                                                               DECEMBER 31,
                                                                         ------------------------
                                                                          1998     1997     1996
                                                                         ------   ------   ------
                                                                              (IN THOUSANDS)
      Assets acquired:
           Cash ......................................................   $  456   $   --   $   --
           Accounts receivable .......................................    1,969      454      554
           Fixed assets ..............................................      561      740      123
           Other assets ..............................................      138       21       74
           Purchased broadcast contracts and other intangibles .......    6,146    7,180    5,427
                                                                         ------   ------   ------
                                                                          9,270    8,395    6,178
      Liabilities assumed:
           Notes payable .............................................       --       77       --
           Other liabilities .........................................    3,620      178    1,804
                                                                         ------   ------   ------
                                                                          3,620      255    1,804
      Less: Notes payable issued .....................................       --    1,730       --
                                                                         ------   ------   ------
      Cash paid ......................................................   $5,650   $6,410   $4,374
                                                                         ======   ======   ======

     The following unaudited pro forma information represents the combined results of operations of the Company as if the 1998 acquisitions had been combined with the Company as of January 1, 1997 (in thousands, except earnings per share). The pro forma results for 1996 are immaterial.

                                                    DECEMBER 31,
                                                    (UNAUDITED)
                                                -------------------
                                                  1998       1997
                                                --------   --------
      Advertising revenues (thousands) ......   $179,164   $146,418
      Net earnings (thousands) ..............     20,661     15,823
      Diluted earnings per share ............   $   1.22   $   0.95

     The pro forma information is not necessarily indicative of operating results that would have occurred if each acquisition had been consummated as of the respective dates, nor is it necessarily indicative of future operating results. The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 4--DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS (IN THOUSANDS)

                                                                                               DECEMBER 31,
                                                                                             -----------------
                                                                                              1998      1997
                                                                                             -------   -------
Accounts Receivable:
  Accounts receivable ....................................................................   $53,467   $34,648
  Less:  allowance for doubtful accounts .................................................     1,038       535
                                                                                             -------   -------
                                                                                             $52,429   $34,113
                                                                                             =======   =======
Property and Equipment:
  Operating equipment ....................................................................   $41,159   $30,638
  Transportation equipment ...............................................................       774       842
  Leasehold improvements .................................................................     3,359     2,747
                                                                                             -------   -------
                                                                                              45,292    34,227
  Less:  accumulated depreciation and amortization .......................................    15,412     9,838
                                                                                             -------   -------
                                                                                             $29,880   $24,389
                                                                                             =======   =======

Purchased Broadcast Contracts and Other Intangibles:
  Non-compete agreements .................................................................   $ 3,346   $ 3,021
  Purchased broadcast contracts ..........................................................    27,891    22,070
  Goodwill, trademarks and licenses ......................................................     2,679     2,679
  Investments in subsidiaries ............................................................        50        50
  Other ..................................................................................     1,079     1,079
                                                                                             -------   -------
                                                                                              35,045    28,899
  Less:  accumulated amortization ........................................................    15,545    11,354
                                                                                             -------   -------
                                                                                             $19,500   $17,545
                                                                                             =======   =======

Accrued Liabilities:
  Accrued payroll and related costs ......................................................   $ 2,839   $ 2,626
  Bonus accrual ..........................................................................        --     1,779
  Commission .............................................................................     1,910     2,416
  Current income taxes payable ...........................................................     1,873       598
  Deferred revenue .......................................................................     2,444       742
  Other ..................................................................................     2,474     1,913
                                                                                             -------   -------
                                                                                             $11,540   $10,074
                                                                                             =======   =======

NOTE 5--RECIPROCAL REVENUES AND EXPENSES

     The following is a summary of reciprocal revenues and expenses (in thousands):

                                                                             FOR THE YEAR ENDING DECEMBER 31,
                                                                       ---------------------------------------------
                                                                          1998           1997              1996
                                                                       -----------    ------------      ------------
           Reciprocal revenues...................................        $  8,483        $  5,611          $  8,731
                                                                         ========        ========          ========

           Reciprocal expenses...................................        $  8,203        $  4,246          $  6,314
                                                                         ========        ========          ========

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 6--NOTES PAYABLE AND LONG-TERM DEBT

     Short-term notes payable consist of various notes with an original maturity of less than one year. Long-term debt consists of the following in thousands:

                                                                                                 DECEMBER  31,
                                                                                                 -------------
                                                                                                  1998   1997
                                                                                                 ------ ------
            Various acquisition notes payable, discounted at 8%, due 1999 through 2000 ........   $430   $841
            Unsecured note payable to bank at prime (8.50% at December 31, 1998), due
                   1999 through 2000 ..........................................................     52     69
                                                                                                  ----   ----
                                                                                                   482    910
            Less: Current portion .............................................................    429    420
                                                                                                  ----   ----
                                                                                                  $ 53   $490
                                                                                                  ====   ====

     The $53,000 long-term portion of notes payable will mature during fiscal year 2000.

     On October 22, 1996, the Company paid off the notes payable related to the $30,000,000 revolving agreement and replaced this facility with a reducing revolving credit facility which provides for maximum aggregate permitted borrowings of $30,000,000. The new line of credit expires December 31, 2003, and will begin reducing in March 1999. The new line of credit bears interest at a variable rate indexed to the lender's prime rate or LIBOR. The new line of credit has a commitment fee based on the daily average unborrowed balance. The new line of credit provides for various restrictions on the Company which would restrict the Company, without first obtaining the lender's consent, from taking certain actions, including but not limited to incurring additional indebtedness, making certain acquisitions or consolidating with any other entity, altering its existing capital structure and paying certain dividends. No balances under the new line of credit were outstanding at December 31, 1998 and 1997.

NOTE 7--INCOME TAXES

     Income tax expense from continuing operations is comprised of the following (in thousands):

                                                            DECEMBER 31,
                                                    ---------------------------
                                                      1998      1997      1996
                                                    -------   -------   -------
Current, federal .................................. $11,481   $ 8,437   $ 2,393
Current, state .....................................  1,982     2,094
                                                                          1,178
Deferred, federal ..................................    196       633      (109)
                                                    -------   -------   -------
                                                    $13,659   $11,164   $ 3,462
                                                    =======   =======   =======

     The difference between the effective tax rate of income tax expense and the amount which would be determined by applying the statutory U.S. income tax rates to income from continuing operations before income tax expense is explained below according to the tax implications of various items of income or expense:

                                                                                        DECEMBER 31,
                                                                              --------------------------------
                                                                                1998        1997        1996
                                                                              --------    --------    --------
Provision for income tax expense at U.S. statutory rates ..................   $ 11,909    $  9,347    $  6,801
Increase (decrease) in tax provision resulting from:
    Nontaxable S corporation and partnership (earnings) losses ............         --          --      (5,449)
    State income taxes, net of federal tax benefit ........................      1,288       1,360       1,024
    Amortization of goodwill ..............................................        690         929       1,100
    Tax exempt income .....................................................       (246)       (352)         --
Other .....................................................................         18        (120)        (14)
                                                                              --------    --------    --------
                                                                              $ 13,659    $ 11,164    $  3,462
                                                                              ========    ========    ========

                     METRO NETWORKS, INC. AND SUBSIDIARIES

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes related to the C corporations included in the combined group.

     The components of the net deferred income tax assets and liabilities at December 31, 1998 and 1997 consist of the following (in thousands):

            Deferred income tax assets:                                        1998       1997
                                                                              -------    -------
            Allowance for uncollectable accounts ..........................   $   287    $   187
            Accrued liabilities ...........................................        37         55
            Book over tax amortization on intangible assets ...............       985        907
                                                                              -------    -------
            Total deferred income tax assets ..............................     1,309      1,149

            Deferred income tax liabilities:
            Tax over book depreciation on property and equipment ..........    (1,944)    (1,214)
            Book over tax barter valuation ................................        --        (96)
            Fixed asset basis difference ..................................       (66)        62
            Investment in stock ...........................................       (19)       (19)
            Research and development costs ................................        --       (406)
                                                                              -------    -------
            Total deferred income tax liabilities .........................    (2,029)    (1,673)

            Net deferred income tax asset (liability) .....................      (720)      (524)
            Current deferred income tax asset (liability) .................       324        146
                                                                              -------    -------
            Net long-term deferred income tax asset (liability) ...........   $(1,044)   $  (670)
                                                                              =======    =======

NOTE 8--COMMITMENTS AND CONTINGENCIES

     The Company leases certain of its office facilities and equipment over periods ranging from one to ten years. Total facility expense for the years ended December 31, 1998, 1997 and 1996 was $6,057,000, $4,415,000 and
$3,384,000, respectively. Future rentals for operating leases at December 31, 1998 are as follows (in thousands):

            1999.....................................................................      $  5,702
            2000.....................................................................         3,419
            2001.....................................................................         3,138
            2002.....................................................................         2,413
            2003.....................................................................         2,560
            Thereafter...............................................................         7,326
                                                                                          ---------
                                                                                          $  24,558
                                                                                          =========

     Additionally, the Company is obligated to provide advertising in exchange for leasing certain office facilities and equipment over periods ranging from one to ten years. Future rentals for operating leases at December 31, 1998 based on the fair market value of the leases are as follows (in thousands):

            1999............................................................                $   608
            2000............................................................                    429
            2001............................................................                    336
            2002............................................................                    317
            2003............................................................                    135
            Thereafter......................................................                    484
                                                                                           --------
                                                                                           $  2,309
                                                                                           ========

                     METRO NETWORKS, INC. AND SUBSIDIARIES

     The Company is subject to litigation arising in the ordinary course of business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

NOTE 9--DEFINED CONTRIBUTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

     Effective April 1995, the Company established a profit sharing plan under
Section 401(k) of the Internal Revenue Code for all eligible employees. All eligible employees are permitted to defer compensation up to a maximum of 15% of their income. The plan provides for a matching contribution by the Company, which amounted to $410,000, $314,000 and $274,000 in 1998, 1997 and 1996,
respectively.

     A total of 1,500,000 shares of the Company's Common Stock have been reserved for issuance under the Company's 1996 Employee Stock Purchase Plan (the "Purchase Plan"). As of December 31, 1998, a total of 21,395 shares have been issued under the Purchase Plan. The Purchase Plan permits an eligible employee of the Company to purchase common stock at a discount through payroll deductions not to exceed 10% of the compensation received by such employee during such pay period ("Employee Purchases"). An employee's right to purchase shares under the Purchase Plan will be granted at the beginning of each six month period based on payroll deductions made in the prior six month period. All purchases will be made automatically at the end of each six month period. Employee Purchases cannot exceed $25,000 in any plan year. The price at which the Common Stock is purchased under the Purchase Plan, as set by the Board of Directors, is the lesser of 95% of the fair market value of the Common Stock at the time an employee's right to purchase the stock is granted, or the fair market value of the Common Stock on the date of purchase.

NOTE 10--STOCK OPTIONS

     The Company's Board of Directors adopted the 1996 Incentive Stock Option Plan (the "1996 Plan") for the Company's officers and employees. The total number of shares reserved for issuance under the 1996 Plan is 1,000,000, of which approximately 984,330 were issued as of December 31, 1998. In October 1997, the Company's Board of Directors adopted the 1997 Stock Option Plan (the "1997 Plan") for the Company's officers, employees and non-employee Directors. The total number of shares reserved for issuance under the 1997 Plan is 1,500,000, of which approximately 870,500 were issued as of December 31, 1998. The Board of Directors has discretionary authority, subject to certain restrictions, to administer the 1996 Plan and the 1997 Plan, including but not limited to determining the individuals to whom, the times at which, and the exercise price for which options will be granted. The exercise price of incentive options granted under the 1996 Plan or 1997 Plan may not be less than 100% of the fair market value (or not less than 110% of the fair market value as to any individual who, at the time the option is granted, owned more than 10% of the total combined voting power of all classes of stock of the Company) of the Common Stock on the date such option was granted. Options granted under either plan are not transferable by the optionholders except by will or by the laws of descent and distribution. Options granted under the 1996 Plan and 1997 Plan typically become vested and exercisable for up to 33 1/3% of the total optioned shares upon the first anniversary of the grant of the option and for an additional 33 1/3% of the total optioned shares upon each succeeding anniversary until the option is fully exercisable at the end of the third year. Generally, the unexercised portion of any option automatically terminates upon the earlier of (i) termination of the optionee's employment with the Company,
(ii) the expiration of 90 days from the date his employment with the Company terminates for any reason other than cause, death, or disability (iii) the expiration of one year after the optionee's death or (iv) the expiration of the option. Upon the sale, merger or liquidation of the Company, outstanding options may be exercised immediately prior to the consummation of such a transaction, whether or not vested as of such date of consummation.

     In addition, options to purchase an aggregate of 80,000 shares were issued to non-employee members of the Board of Directors outside of the 1996 and 1997 Plans.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

     At December 31, 1998, there were 629,500 and 15,670 additional shares available for grant under the 1997 Plan and 1996 Plan, respectively. The per share weighted-average value of stock options granted during 1998 and 1997 was $14.03 and $14.89, respectively, on the date of grant using the Black Scholes model with the following assumptions for 1998 and 1997: weighted-average risk-free interest rate of 4.51% and 6.11%, respectively, expected life of 5 years, volatility of 43.0% and 49.4%, respectively, and an expected dividend yield of 0%.

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


                                                    1998             1997
                                               --------------   --------------
    Net income:
         As reported                           $   20,354,000   $   15,543,000
         Pro forma - effects of SFAS No. 123       14,633,000       13,288,000

    Diluted earnings per share:
         As reported                           $         1.20   $         0.93
         Pro forma - effects of SFAS No. 123              .86             0.80



     Information regarding the stock options outstanding at December 31, 1998, is summarized as follows:

                       Options Outstanding                          Options Exercisable
                   Number     Weighted-average     Weighted-      Number        Weighted-
    Range of     outstanding     remaining          average     exercisable     average
exercise prices  at 12/31/98  contractual life  exercise price  at 12/31/98  exercise price
---------------  -----------  ----------------  --------------  -----------  --------------
 $16.00-37.59    1,816,778         8.0              $26.66        532,077        $21.25
 $38.00-42.13       67,000         9.6              $38.48             --            --
 ------------    ---------         ---              ------        -------        ------
 $16,00-42.13    1,883,778         8.1              $27.08        532,077        $21.25


     At December 31, 1997, the number of options exercisable was 161,212 and the weighted-average exercise price of these options was $16.33.

     Stock option activity during the periods indicated is as follows:

                                    Number of       Weighted-average
                                     shares          exercise price
                                    ---------          ----------
    Balance at December 31, 1995            0          $       --
         Granted                      570,000               16.05
                                    ---------
    Balance at December 31, 1996      570,000          $    16.05
         Granted                      577,000               30.08
         Exercised                    (26,097)              16.00
         Forfeited                    (10,001)              16.00
                                    ---------
    Balance at December 31, 1997    1,110,902
                                    ---------
         Granted                      810,500               31.75
         Exercised                    (24,955)              16.53
         Forfeited                    (12,669)              29.49
                                    ---------
    Balance at December 31, 1998    1,883,778
                                    =========

     At December 31, 1998, the number of options exercisable was 532,077 and the weighted-average exercise price of these options was $21.25 per share.

                     METRO NETWORKS, INC. AND SUBSIDIARIES

NOTE 11--EARNINGS PER COMMON SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the years ended December 31, 1998, 1997 and 1996 (in thousands, except per share data).

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                          WEIGHTED AVERAGE  PER SHARE
                                               INCOME    SHARES OUTSTANDING   AMOUNT
                                              --------   ------------------  --------
1998
----
BASIC EPS                                     $ 20,354         16,594        $   1.23
Income available to common stockholders

EFFECT OF DILUTIVE SECURITIES
Options                                             --            361            (.03)
                                              --------         ------        --------
DILUTED EPS
Income available to common stockholders
     plus assumed conversion                  $ 20,354         16,955        $   1.20
                                              ========         ======        ========
1997
----
BASIC EPS
Income available to common stockholders       $ 15,543         16,555        $   0.94

EFFECT OF DILUTIVE SECURITIES
Options                                             --            159           (0.01)
                                              --------         ------        --------
DILUTED EPS
Income available to common stockholders
     plus assumed conversion                  $ 15,543         16,714        $   0.93
                                              ========         ======        ========
1996 PRO FORMA
--------------
BASIC EPS
Income available to common stockholders       $ 12,047         12,851        $   0.94

EFFECT OF DILUTIVE SECURITIES
Options                                             --             33              --
                                              --------         ------        --------
DILUTED EPS
Income available to common stockholders
     Plus assumed conversion                  $ 12,047         12,884        $   0.94
                                              ========         ======        ========

      Options to purchase 67,000 shares of Common Stock at exercise prices ranging from $38.00 to $42.13 were outstanding during portions of 1998, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which have a weighted-average remaining contractual life of 9.6 years, were still outstanding at the end of 1998.

NOTE 12--COMMON STOCK, PREFERRED STOCK AND PARTNERS' CAPITAL

     Immediately prior to the closing of the Public Offering, the Company entered into a Stock Loan and Pledge Agreement with the controlling shareholder pursuant to which the Company loaned the controlling shareholder 2,549,750 shares of common stock (the "Loaned Stock"). The loan is for a term of ten years, although the Company has the right to require the return of the Loaned Stock from the controlling shareholder prior to that time upon three days notice. As security for the loan, the controlling shareholder pledged 2,549,750 shares of Series A Convertible Preferred Stock of the Company which, when converted into Common Stock, will equal the number of shares of Loaned Stock. The controlling shareholder is obligated to pay the Company an annual fee over the term of the loan of 0.1% of the average fair market value of the Loaned Stock during the five day period immediately following the date of the Stock Loan and Pledge Agreement. One-half of this fee is payable annually, and the remaining one-half is payable upon the termination of the loan if such termination occurs pursuant to an Event of Default (as defined in the Stock Loan and Pledge Agreement), or at the end of the ten year term. The Company will forfeit this portion of

                     METRO NETWORKS, INC. AND SUBSIDIARIES
the fee if it calls the loan prior to the end of the ten year term. The controlling shareholder paid an initial transaction fee of $2,550 to the Company and is obligated to repay to the Company any dividends that are paid by the Company on the Loaned Stock. The Series A Convertible Preferred Stock does not pay any dividends.

NOTE 13--RELATED PARTY TRANSACTIONS

     Prior to the Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to the basis on which estimates are made by others in the broadcast industry. As of December 31, 1998, the Company is obligated to provide approximately $0.4 million of commercial airtime, goods and services under these reciprocal arrangements. Immediately prior to the Public Offering, the Company entered into an agreement with the controlling shareholder pursuant to which the controlling shareholder was distributed the goods and services the Company held for his benefit. The Company also distributed to the controlling shareholder all of its rights to the goods and services that are subject of existing reciprocal arrangements but which had not yet been delivered to the Company. The value of such goods and services was approximately $4.1 million.

     During 1996, the Company leased certain real property in Vail, Colorado and in Malibu, California from Five S Properties, Ltd., a limited partnership of which a company owned by the controlling shareholder is the general partner ("Five S"). Such properties were used for affiliate relations and for other Company business-related purposes. The annual lease payments on these properties were $60,000 and $240,000, respectively. The amounts of such lease payments were determined by the Company based on its estimate of the values of the leased properties but without preference to outside sources of valuation. Because the Company did not make full-time use of these properties, such leases were terminated as of October 1996, and the Company has no intention to enter into similar leases. The Company paid $250,000 in rent expense to Five S for the years ended December 31, 1996. Prior to October 1996, the Company incurred certain operating and interest expenses on behalf of Five S. In October 1996, the Company distributed a note receivable from Five S to the controlling shareholder in the amount of $832,495, representing the amounts incurred on behalf of Five S net of the lease payments.

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

          (1)  Financial Statements

               The Independent Auditors' Report and the following consolidated financial statements are filed as part of this report:

                    Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

                    Consolidated Balance Sheets as of December 31, 1998 and 1997

                    Consolidated Statement of Stockholder's Equity/Partners' Capital for the years ended December 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

                    Notes to Consolidated Financial Statements

          (2)   Financial Statement Schedules

                All information required to be included in a financial statement schedule is disclosed in the consolidated financial statements referred to above.

          (3)   Exhibits.

EXHIBIT
NO.                                                  DESCRIPTION OF EXHIBIT
---                                                  ----------------------

  3.1      Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

  3.2      Form of Amended and Restated Bylaws of Registrant (1)

  4.1      Form of Common Stock Certificate (1)

  4.2      Form of Series A Convertible Preferred Stock Certificate (1)

 10.1      Lease Agreement, dated April 15, 1988 between Tower, Limited and Metro Traffic Control, Inc. (1)

 10.2      First Amendment to Lease Agreement, dated September 1, 1988 between Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.3      Lease Amendment Number Two, dated April 23, 1991 between Tower, Limited and the Registrant (1)

 10.4      Lease Amendment Number Three, dated January 28, 1992 between Tower, Limited and the Registrant (1)

 10.5      Lease Agreement dated April 18, 1990 between Transco Tower Limited and Metro Traffic Control, Inc. (1)

 10.6      Lease Amendment Number One dated October 19, 1988 between Transco Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.7      Lease Amendment Number Two dated January 29, 1992 between Transco Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.8      Lease Amendment Number Three dated May 28, 1992 between Transco Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.9      Sublease Agreement dated January 5, 1996 between Transcontinental Gas Pipe Line Corporation and Metro
           Traffic Control, Inc. (1)

 10.10     Lease Amendment Number One, dated March 1, 1998, between Transcontinental Gas Pipe Line Corporation and
           Metro Traffic Control, Inc. (3)

 10.11     Employment Agreement between the Registrant and Mr. David I. Saperstein (1)

 10.12     Employment Agreement between the Registrant and Mr. Charles I. Bortnick (1)

 10.13     Employment Agreement between the Registrant and Mr. Shane E. Coppola (1)

 10.14     Employment Agreement between the Registrant and Mr. Gary L. Worobow (1)

 10.15     Amendment to Employment Agreement between the Registrant and Mr. Gary L. Worobow (3)

 10.16     Employment Agreement between the Registrant and Mr. Ivan N. Shulman (3)

 10.17     Employment Agreement between the Registrant and Mr. D. Patrick LaPlatney (3)

 10.18     Employment Agreement between the Registrant and Mr. John R. Tomlinson (3)

 10.19     Employment Agreement between the Registrant and Mr. Timothy D. McMillin (3)

 10.20     Metro Networks, Inc. Employee Stock Purchase Plan (1)

 10.21     1996 Incentive Stock Option Plan (1)

 10.22     Amendment No. 1 to the 1996 Incentive Stock Option Plan (4)

 10.23     1997 Stock Option Plan (3)

 10.24     Stock Loan and Pledge Agreement between the Registrant and Mr. David I. Saperstein (1)

 10.25     Indemnification Agreement between the Registrant and Mr. David I. Saperstein (1)

 10.26     Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A., as
           Administrative Lender, dated as of October 22, 1996 (2)

 10.27     First Amendment dated September 30, 1997 to Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender (3)

 10.28     Second Amendment dated December 31, 1997 to Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender (4)

 10.29     Third Amendment dated January 1, 1998 to Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender

 10.30     Fourth Amendment dated July 1, 1998 to Credit Agreement among Metro Networks, Inc., certain lenders, and
           NationsBank of Texas, N.A. as Administrative Lender

 10.31     Fifth Amendment dated March 22, 1999 to Credit Agreement among Metro Networks, Inc., certain lenders, and Bank of America as Administrative Lender

 21.1      Subsidiaries of the Company

 23.1      Consent of KPMG LLP

 27.1      Financial Data Schedule

--------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by Reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                                       METRO NETWORKS, INC.



                                       By:     /s/ DAVID I. SAPERSTEIN
                                          --------------------------------------
                                                   David I. Saperstein
                                                 Chief Executive Officer

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

                SIGNATURE                                         TITLE                                DATE
                ---------                                         -----                                ----
       /s/ DAVID I. SAPERSTEIN
-----------------------------------      Chairman of the Board of Directors and Chief Executive   March 30, 1999
           David I. Saperstein           Officer (Principal Executive Officer)

       /s/ CHARLES I. BORTNICK
-----------------------------------      President and Director                                   March 30, 1999
           Charles I. Bortnick

        /s/ SHANE E. COPPOLA
-----------------------------------      Executive Vice President and Director                    March 30, 1999
            Shane E. Coppola

       /s/ TIMOTHY D. McMILLIN
-----------------------------------      Senior Vice President, Chief Financial Officer           March 30, 1999
           Timothy D. McMillin           (Principal Financial and Accounting Officer)

         /s/ GARY L. WOROBOW
-----------------------------------      Senior Vice President, General Counsel,                  March 30, 1999
             Gary L. Worobow             Secretary and Director

         /s/ JAMES A. ARCARA
-----------------------------------      Director                                                 March 30, 1999
             James A. Arcara

         /s/ DENNIS F. HOLT
-----------------------------------      Director                                                 March 30, 1999
             Dennis F. Holt

         /s/ KENIN M. SPIVAK
-----------------------------------      Director                                                 March 30, 1999
             Kenin M. Spivak

        /s/ ROBERT M. MIGGINS
-----------------------------------      Director                                                 March 30, 1999
            Robert M. Miggins

                                  EXHIBIT INDEX


EXHIBIT
  NO.                                           DESCRIPTION OF EXHIBIT
-------                                         ----------------------

  3.1      Form of Amended and Restated Certificate of Incorporation of the Registrant (1)

  3.2      Form of Amended and Restated Bylaws of Registrant (1)

  4.1      Form of Common Stock Certificate (1)

  4.2      Form of Series A Convertible Preferred Stock Certificate (1)

 10.1      Lease Agreement, dated April 15, 1988 between Tower, Limited and Metro Traffic Control, Inc. (1)

 10.2      First Amendment to Lease Agreement, dated September 1, 1988 between Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.3      Lease Amendment Number Two, dated April 23, 1991 between Tower, Limited and the Registrant (1)

 10.4      Lease Amendment Number Three, dated January 28, 1992 between Tower, Limited and the Registrant (1)

 10.5      Lease Agreement dated April 18, 1990 between Transco Tower Limited and Metro Traffic Control, Inc. (1)

 10.6      Lease Amendment Number One dated October 19, 1988 between Transco Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.7      Lease Amendment Number Two dated January 29, 1992 between Transco Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.8      Lease Amendment Number Three dated May 28, 1992 between Transco Tower, Limited and Metro Traffic
           Control, Inc. (1)

 10.9      Sublease Agreement dated January 5, 1996 between Transcontinental Gas Pipe Line Corporation and Metro
           Traffic Control, Inc. (1)

 10.10     Lease Amendment Number One, dated March 1, 1998, between Transcontinental Gas Pipe Line Corporation and
           Metro Traffic Control, Inc. (3)

 10.11     Employment Agreement between the Registrant and Mr. David I. Saperstein (1)

 10.12     Employment Agreement between the Registrant and Mr. Charles I. Bortnick (1)

 10.13     Employment Agreement between the Registrant and Mr. Shane E. Coppola (1)

 10.14     Employment Agreement between the Registrant and Mr. Gary L. Worobow (1)

 10.15     Amendment to Employment Agreement between the Registrant and Mr. Gary L. Worobow (3)

 10.16     Employment Agreement between the Registrant and Mr. Ivan N. Shulman (3)

 10.17     Employment Agreement between the Registrant and Mr. D. Patrick LaPlatney (3)

 10.18     Employment Agreement between the Registrant and Mr. John R. Tomlinson (3)

 10.19     Employment Agreement between the Registrant and Mr. Timothy D. McMillin (3)

 10.20     Metro Networks, Inc. Employee Stock Purchase Plan (1)

 10.21     1996 Incentive Stock Option Plan (1)

 10.22     Amendment No. 1 to the 1996 Incentive Stock Option Plan (4)

 10.23     1997 Stock Option Plan (3)

 10.24     Stock Loan and Pledge Agreement between the Registrant and Mr. David I. Saperstein (1)

 10.25     Indemnification Agreement between the Registrant and Mr. David I. Saperstein (1)

 10.26     Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A., as
           Administrative Lender, dated as of October 22, 1996 (2)

 10.27     First Amendment dated September 30, 1997 to Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender (3)

 10.28     Second Amendment dated December 31, 1997 to Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender (4)

 10.29     Third Amendment dated January 1, 1998 to Credit Agreement among Metro Networks, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender

 10.30     Fourth Amendment dated July 1, 1998 to Credit Agreement among Metro Networks, Inc., certain lenders, and
           NationsBank of Texas, N.A. as Administrative Lender

 10.31     Fifth Amendment dated March 22, 1999 to Credit Agreement among Metro Networks, Inc., certain lenders, and Bank of America as Administrative Lender

 21.1      Subsidiaries of the Company

 23.1      Consent of KPMG LLP

 27.1      Financial Data Schedule

--------------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1, Registration No. 333-6311, originally filed with the Securities and Exchange Commission on June 19, 1996, as subsequently amended, and declared effective on October 16, 1996.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by Reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.