Form 10-Q
period 1999-03-31
METRO NETWORKS INC
filed 1999-05-12
CIK 1016718

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


                      FOR THE QUARTER ENDED MARCH 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No



        SHARES OF COMMON STOCK OUTSTANDING AT APRIL 30, 1999: 16,727,404

===============================================================================

                              METRO NETWORKS, INC.

                                     INDEX

                                                                                                          Page
                                                                                                         Number
                                                                                                         ------
Part I - Financial Information

         Item 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets ........................................................      2

                  Consolidated Statements of Earnings ................................................      3

                  Condensed Consolidated Statements of Cash Flows ....................................      4

                  Consolidated Statement of Stockholders' Equity .....................................      5

                  Notes to Consolidated Financial Statements .........................................      6


         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ......................................      8


Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds ..........................................     11

         Item 6.  Exhibits and Reports on Form 8-K ...................................................     11

                     Metro Networks, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)



                                                                    MARCH 31,    DECEMBER 31,
                                                                      1999         1998
                                                                  -----------    -----------
                                                                  (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $    25,262    $    21,241
Short-term marketable investments                                         290            331
Accounts receivable, net                                               44,936         52,429
Reciprocal receivables, net                                            13,366         11,310
Merchandise and scrip inventory                                         1,035            730
Other                                                                   2,397          2,203
                                                                  -----------    -----------
     Total current assets                                              87,286         88,244
                                                                  -----------    -----------

PROPERTY AND EQUIPMENT, NET                                            30,332         29,880
PURCHASED BROADCAST CONTRACTS AND OTHER INTANGIBLES,
     NET OF ACCUMULATED AMORTIZATION OF $16,665 AND $15,545            18,456         19,500
OTHER ASSETS                                                            1,324          1,463
                                                                  -----------    -----------
                                                                  $   137,398    $   139,087
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                  $     2,637    $     4,937
Notes payable                                                             427            510
Reciprocal payables and accrued liabilities                            12,327         11,055
Accrued liabilities                                                     7,451         11,540
Current portion of long-term debt                                         380            429
                                                                  -----------    -----------
     Total current liabilities                                         23,222         28,471

LONG-TERM DEBT                                                             37             53
DEFERRED INCOME TAXES                                                   1,044          1,044
OTHER                                                                     715            715
                                                                  -----------    -----------
     Total liabilities                                                 25,018         30,283
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value (authorized 10,000,000 shares)             3              3
Common stock, $.001 par value (authorized 25,000,000 shares)               17             17
Additional paid-in capital                                             76,631         74,689
Retained earnings                                                      36,595         34,920
Accumulated other comprehensive loss - net unrealized
    depreciation of equity investments                                   (866)          (825)
                                                                  -----------    -----------
                                                                      112,380        108,804
                                                                  -----------    -----------
                                                                  $   137,398    $   139,087
                                                                  ===========    ===========

-------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
                     (in thousands, except per share data)



                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                 ------------------------
                                                    1999          1998
                                                 ----------    ----------
REVENUES                                         $   42,008    $   34,392

OPERATING COSTS AND EXPENSES
Broadcasting                                         24,937        19,591
Marketing                                             8,690         7,456
General and administrative                            3,036         2,724
Depreciation and amortization                         2,730         2,371
                                                 ----------    ----------
                                                     39,393        32,142
                                                 ----------    ----------

TOTAL OPERATING EARNINGS
                                                      2,615         2,250

OTHER (INCOME) EXPENSE
Interest income                                        (233)         (223)
Interest expense                                         16            63
Other                                                    38           (95)
                                                 ----------    ----------
                                                       (179)         (255)
                                                 ----------    ----------

EARNINGS BEFORE STATE AND FEDERAL INCOME TAXES        2,794         2,505

STATE AND FEDERAL INCOME TAXES                        1,119         1,052
                                                 ----------    ----------

NET EARNINGS                                     $    1,675    $    1,453
                                                 ==========    ==========

BASIC EARNINGS PER SHARE                         $      .10    $      .09
                                                 ==========    ==========

BASIC AVERAGE COMMON SHARES OUTSTANDING              16,684        16,587
                                                 ==========    ==========

DILUTED EARNINGS PER SHARE                       $      .10    $      .09
                                                 ==========    ==========

DILUTED AVERAGE COMMON SHARES OUTSTANDING            17,301        16,891
                                                 ==========    ==========


---------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 --------------------------
                                                                    1999           1998
                                                                 -----------    -----------
OPERATING ACTIVITIES
Net Earnings                                                     $     1,675    $     1,453
Adjustments to reconcile net earnings to
     cash provided by operating activities
          Depreciation and amortization                                2,730          2,379
          Deferred federal income taxes                                 --              125
          Provision for doubtful accounts                                388            197
          Loss on dispositions of property and equipment                --                8
          Changes in operating assets and liabilities                   (591)        (1,202)
                                                                 -----------    -----------
          Cash provided by operating activities                        4,202          2,960
                                                                 -----------    -----------

INVESTING ACTIVITIES
Additions to property and equipment                                   (1,953)        (2,578)
Purchases of marketable securities                                      --             (379)
Proceeds from sale of property and equipment                               3             65
Purchases on other investments                                           (25)
Acquisitions of companies                                               --           (1,000)
                                                                 -----------    -----------
          Cash used for investing activities                          (1,975)        (3,892)
                                                                 -----------    -----------

FINANCING ACTIVITIES
Repayments of long-term debt                                            (148)          (506)
Proceeds from issuance of common stock                                 1,942             16
                                                                 -----------    -----------
          Cash provided by (used) for financing activities             1,794           (490)
                                                                 -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       4,021         (1,422)
CASH AND CASH EQUIVALENTS
Beginning of period                                                   21,241         25,087
                                                                 -----------    -----------
End of period                                                    $    25,262    $    23,665
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                         $        16    $        36

Cash paid during the period for state and federal income taxes   $     3,504    $       586


SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Property and equipment acquired through reciprocal activities    $        80    $        99


--------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the Three Months Ended March 31, 1999
                     (in thousands, except per share data)



                                                                                ACCUMULATED
                                                                    ADDITIONAL     OTHER
                                            PREFERRED    COMMON      PAID-IN   COMPREHENSIVE  RETAINED
DOLLAR AMOUNTS                                STOCK      STOCK       CAPITAL       LOSS       EARNINGS     TOTAL
--------------                              ---------   ---------   ---------    ---------    ---------   ---------
BALANCE, DECEMBER 31, 1998                  $       3   $      17   $  74,689    $    (825)   $  34,920   $ 108,804


Issuance of stock under Stock Option Plan        --          --         1,942         --           --         1,942


Net earnings                                     --          --          --           --          1,675       1,675

     Other comprehensive loss                    --          --          --            (41)        --           (41)
                                                                                                          ---------

Comprehensive income                             --          --          --           --           --         1,634
                                            ---------   ---------   ---------    ---------    ---------   ---------
                                            $       3   $      17   $  76,631    $    (866)   $  36,595   $ 112,380
BALANCE, MARCH 31, 1999                     =========   =========   =========    =========    =========   =========



                                                  SHARES ISSUED
                                              -----------------------
                                               PREFERRED     COMMON
SHARE AMOUNTS                                   STOCK         STOCK
-------------                                 ----------   ----------
BALANCE, DECEMBER 31, 1998                     2,549,750   16,622,447
Issuance of stock under Stock Purchase Plan         --           --
Issuance of stock under Stock Option Plan
                                                    --        104,957
                                              ----------   ----------
BALANCE, MARCH 31, 1999                        2,549,750   16,727,404
                                              ==========   ==========

                     METRO NETWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1.       BASIS OF PRESENTATION

         The unaudited consolidated financial statements included herein have been prepared by Metro Networks, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The information furnished in this report reflects all adjustments which, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows as of and for the interim periods. Such adjustments consist of items of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full fiscal year or for any other future period. Certain reclassifications have been made to prior year amounts to conform to current year presentation. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's December 31, 1998 Annual Report on Form 10K.

2.       RELATED PARTY TRANSACTIONS

         Prior to the October 1996 Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of March 31, 1999, the Company was obligated to provide approximately $424,000 of commercial airtime, goods and services and cash under these reciprocal arrangements.

3.       EARNING PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the three months ended March 31, 1999 and 1998 (in thousands, except per share data).


                                                                   FOR THE QUARTERS ENDED
                                                           -------------------------------------
                                                                         WEIGHTED
                                                                       AVERAGE SHARES  PER SHARE
                                                            INCOME      OUTSTANDING     AMOUNT
                                                           ----------  -------------- ----------
MARCH 31, 1999:
BASIC EPS
Income available to common stockholders                    $    1,675       16,684    $     0.10

EFFECT OF DILUTIVE SECURITIES
Options
                                                                 --            617          --
                                                           ----------   ----------    ----------
DILUTED EPS
Income available to stockholders plus assumed conversion   $    1,675       17,301    $     0.10
                                                           ==========   ==========    ==========


MARCH 31, 1998:
BASIC EPS
Income available to common stockholders                    $    1,453       16,587    $     0.09

EFFECT OF DILUTIVE SECURITIES
Options                                                          --            304          --
                                                           ----------   ----------    ----------
DILUTED EPS
Income available to stockholders plus assumed conversion   $    1,453       16,891    $     0.09
                                                           ==========   ==========    ==========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999



RESULTS OF OPERATIONS

         Revenues increased by $7.6 million to $42.0 million, or 22.1%, in the first quarter of 1999. The increase in revenue is primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal agreements were $2.2 million in the first quarter of 1999, compared to $2.1 million for the same period of last year. As a percentage of total revenues, revenues from reciprocal agreements decreased to 5.3% of total revenues in the first quarter of 1999 compared to 6.2% for the same period last year.

         Total operating costs (broadcasting and marketing costs) increased by $6.6 million to $33.6 million, or 24.3%, in the first quarter of 1999, when compared to the same period last year. As a percentage of revenues, total operating costs were 80.1% in the first quarter of 1999, compared to 78.6% for the same period last year. The increase in costs are primarily due to the Company's continued development of its Metro Source product, Expanded Radio Services, Metro Television Services and various acquisitions which the Company completed in 1998.

         General and administrative expenses increased $0.3 million to $3.0 million, or 11.5% in the first quarter of 1999 when compared to the same period last year. As a percentage of revenues, general and administrative expenses decreased to 7.2% in the first quarter of 1999, compared to 7.9% for the same period last year.

         Earnings before interest income, interest expense, other, taxes, depreciation and amortization (EBITDA) increased by $0.7 million, or 15.7%, to $5.3 million in the first quarter compared to $4.6 million in first quarter of 1998. The increase in EBITDA was primarily attributable to continued revenue growth. EBITDA as a percentage of revenue was 12.7% for the first quarter, compared to 13.4% for the same period last year.

         The Company recorded first quarter 1999 net income of $1.7 million, compared to $1.5 million in the first quarter of 1998, or an increase of 15.3%. Diluted earnings per share for the three months ended March 31, 1999 were $.10, an increase of $.01 over the prior year.


FINANCIAL CONDITION

         Cash and cash equivalents increased $4.1 million from $21.2 million to $25.3 million for the three months ended March 31, 1999. Cash provided by operating activities increased $1.2 million to $4.2 million for the three months ended March 31, 1999, when compared to the same period last year, primarily due to changes in operating assets and liabilities for the period. Cash used for investing activities decreased by $1.9 million to $2.0 million for the first three months of 1999 when compared to the same period last year, primarily due to a decrease in acquisitions and capital purchases of property and equipment. Cash provided by financing activities increased by $2.3 million due primarily to a reduction in long-term debt repayments and the issuance of common stock.

         The maximum aggregate permitted borrowings under the Company's credit agreement is $28.5 million. As of March 31, 1999, the Company had no debt outstanding under the Credit Agreement.


YEAR 2000

      The "Year 2000 issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions to operations.

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

      The Company has a formal program in place to receive assurances as to Year 2000 compliance from identified external vendors and suppliers. The Company intends to evaluate such vendors' and suppliers' compliance programs.

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

                  The net offering proceeds of approximately $68,000,000 to the Company have been used as follows: $13,655,000 for the acquisition of other businesses, $6,536,000 for the purchase and installation of machinery and equipment, $29,811,0000 for the repayment of indebtedness, and $1,900,000 for working capital.



         Item 6.      Exhibits and Reports on Form 8-K

                      Exhibit
                        No.
                      -------
                        27.1      Financial Data Schedule.

                                  No reports were filed on Form 8-K during the three-month period ended March 31, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 METRO NETWORKS, INC.

                                                   (Registrant)


Dated:   May 12, 1999                    By: /S/  Timothy D. McMillin
                                             ------------------------------
                                                 Timothy D. McMillin
                                               Senior Vice President
                                              Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX

Exhibit
  No.
-------
  27.1         Financial Data Schedule.

               No reports were filed on Form 8-K during the three-month period ended March 31, 1999.