Form 10-Q
period 1999-06-30
METRO NETWORKS INC
filed 1999-08-12
CIK 1016718

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


                       For the Quarter Ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No



         Shares of common stock outstanding at July 31, 1999: 16,737,148

================================================================================

                              Metro Networks, Inc.

                                      Index


                                                                           Page
                                                                          Number
                                                                          ------
Part I - Financial Information

       Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheets ..............................  2

                 Consolidated Statements of Earnings ......................  3

                 Condensed Consolidated Statements of Cash Flows ..........  4

                 Consolidated Statement of Stockholders' Equity ...........  5

                 Notes to Consolidated Financial Statements ...............  6


         Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial Condition .......  8


Part II - Other Information

         Item 2.  Changes in Securities and Use of Proceeds ............... 11

         Item 4.  Submission of Matters to a Vote of Security Holders ..... 11

         Item 6.  Exhibits and Reports on Form 8-K ........................ 12

                      Metro Networks, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except per share data)

                                                                   June 30,   December 31,
                                                                     1999         1998
                                                                  ---------    ---------
                                                                 (unaudited)   (audited)
ASSETS
Current Assets
Cash and cash equivalents                                         $  27,837    $  21,241

Short-term marketable investments                                       258          331

Accounts receivable, net                                             50,136       52,429

Reciprocal receivables, net                                          14,076       11,310

Merchandise and scrip inventory                                       1,001          730

Other                                                                 3,176        2,203
                                                                  ---------    ---------
     Total current assets                                            96,484       88,244
                                                                  ---------    ---------

Property and Equipment, net                                          30,587       29,880


Purchased Broadcast Contracts and Other Intangibles,
     Net of Accumulated Amortization of $17,833 and $15,545          17,355       19,500

Other Assets                                                          1,285        1,463
                                                                  ---------    ---------
                                                                  $ 145,711    $ 139,087

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                  $   1,471    $   4,937

Notes payable                                                           206          510

Reciprocal payables and accrued liabilities                          11,313       11,055

Accrued liabilities                                                   7,828        9,666

Income taxes payable                                                  3,352        1,874

Current portion of long-term debt                                       370          429
                                                                  ---------    ---------
     Total current liabilities                                       24,540       28,471


Long-Term Debt                                                           11           53

Other                                                                 1,409        1,759
                                                                  ---------    ---------
     Total liabilities                                               25,960       30,283
                                                                  ---------    ---------

Stockholders' Equity
Preferred stock, $.001 par value (authorized 10,000,000 shares)           3            3

Common stock, $.001 par value (authorized 25,000,000 shares)             17           17

Additional paid-in capital                                           76,969       74,689

Retained earnings                                                    43,661       34,920

Accumulated other comprehensive loss - net unrealized
      depreciation of equity investments                               (899)        (825)
                                                                  ---------    ---------
                                                                    119,751      108,804
                                                                  ---------    ---------
                                                                  $ 145,711    $ 139,087
                                                                  =========    =========

------------------------
The accompanying notes are an integral part of these financial statements.

                      Metro Networks, Inc. and Subsidiaries
                  Unaudited Consolidated Statements of Earnings
                      (in thousands, except per share data)

                                                  Three Months Ended             Six Months Ended
                                                       June 30,                       June 30,
                                                 --------------------      ------------------------------
                                                   1999        1998             1999             1998
                                                 --------    --------      -------------    -------------

Revenues                                         $ 49,339    $ 42,950        $ 91,347          $ 77,342

Operating Costs and Expenses
Broadcasting
                                                   22,891      20,563          47,828            40,153
Marketing
                                                    9,245       7,716          17,935            15,172
General and administrative
                                                    2,513       3,129           5,549             5,854
Depreciation and amortization
                                                    2,984       2,474           5,714             4,845
                                                 --------    --------        --------          --------

                                                   37,633      33,882          77,026            66,024
                                                 --------    --------        --------          --------

Total Operating Earnings
                                                   11,706       9,068          14,321            11,318

Other (Income) Expense
Interest income                                      (219)       (238)           (452)             (461)
Interest  expense
                                                       15          32              31                95
Other
                                                      142         (21)            180              (117)
                                                 --------    --------        --------          --------

                                                      (62)       (227)           (241)             (483)
                                                 --------    --------        --------          --------

Earnings Before State and Federal Income Taxes     11,768       9,295          14,562            11,801


State and Federal Income Taxes
                                                    4,702       3,722           5,821             4,774
                                                 --------    --------        --------          --------

Net Earnings                                     $  7,066    $  5,573        $  8,741          $  7,027
                                                 ========    ========        ========          ========

Basic Earnings Per Share                         $    .42    $    .34        $    .52          $    .44
                                                 ========    ========        ========          ========


Basic Average Common Shares Outstanding            16,729      16,588          16,707            16,588
                                                 ========    ========        ========          ========

Diluted Earnings Per Share                       $    .41    $    .33        $    .50          $    .42
                                                 ========    ========        ========          ========

Diluted Average Common Shares Outstanding          17,378      16,965          17,335            16,927
                                                 ========    ========        ========          ========



----------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
           Unaudited Condensed Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                             ------------------------------
                                                                 1999             1998
                                                             -------------    -------------
Operating Activities
Net Earnings                                                     $  8,741       $  7,027
Adjustments to reconcile net earnings to
     cash provided by operating activities
          Depreciation and amortization                             5,714          4,845
          Deferred federal income taxes                                --            360
          Provision for doubtful accounts                             651            747
          Loss on dispositions of property and equipment               12             26
          Changes in operating assets and liabilities              (6,311)       (11,097)
                                                                 --------       --------
          Cash provided by operating activities                     8,807          1,908
                                                                 --------       --------

Investing Activities
Additions to property and equipment                                (4,065)        (5,091)
Purchases of marketable securities                                     --           (379)
Proceeds from sale of property and equipment                            3             90
Purchases of other investments                                        (25)          (350)

Acquisitions of companies                                              --         (2,460)
                                                                 --------       --------
          Cash used for investing activities
                                                                   (4,087)        (8,190)
                                                                 --------       --------
Financing Activities
Repayments of long-term debt                                         (404)          (814)
Proceeds from long-term borrowing                                      --            937
Proceeds from issuance of common stock                              2,280            195
                                                                 --------       --------
          Cash provided by financing activities                     1,876            318
                                                                 --------       --------

Increase (Decrease) in Cash and Cash Equivalents                    6,596         (5,964)
Cash and Cash Equivalents
Beginning of period                                                21,241         25,087
                                                                 --------       --------
End of period                                                    $ 27,837       $ 19,123
                                                                 ========       ========

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                         $     31       $     94

Cash paid during the period for state and federal income taxes   $  4,343       $  4,047

Supplemental Noncash Investing and Financing Activities
Property and equipment acquired through reciprocal activities    $     84       $    226




---------------------------------------
The accompanying notes are an integral part of these financial statements.

                     Metro Networks, Inc. and Subsidiaries
            UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     For the Six Months Ended June 30, 1999
                      (in thousands, except per share data)

                                                                                ACCUMULATED
                                                                 ADDITIONAL       OTHER
                                          PREFERRED   COMMON      PAID-IN      COMPREHENSIVE    RETAINED
DOLLAR AMOUNTS                              STOCK     STOCK       CAPITAL          LOSS         EARNINGS      TOTAL
--------------                            ---------  --------   ------------   -------------   ---------   ---------

BALANCE, DECEMBER 31, 1998                $      3   $     17   $     74,689   $        (825)  $  34,920   $ 108,804

Balance of stock under Stock Option
Plan                                            --         --          2,091              --          --       2,091

Issuance of stock under Stock Purchase
Plan                                            --         --            189              --          --         189

Net earnings                                    --         --             --              --       8,741       8,741
     Other comprehensive loss                   --         --             --             (74)         --         (74)
                                                                                                           ---------
Comprehensive income                            --         --             --              --          --       8,667
                                          --------   --------   ------------   -------------   ---------   ---------

BALANCE, JUNE 30, 1999                    $      3   $     17   $     76,969   $        (899)  $  43,661   $ 119,751
                                          ========   ========   ============   =============   =========    =========






                         ====================================================


                                                   SHARES ISSUED
                                            ----------------------------
                                            PREFERRED         COMMON
SHARE AMOUNTS                                 STOCK           STOCK
                                            -----------    -------------

BALANCE, DECEMBER 31, 1998                  2,549,750       16,622,447

Issuance of stock under Stock Purchase Plan        --            4,680

Issuance of stock under Stock Option Plan          --          110,021
                                            ---------      -----------

BALANCE, JUNE 30, 1999                      2,549,750       16,737,148
                                            =========      ===========

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

2.       MERGER

         On June 1, 1999, the Company, Westwood One, Inc. ("Westwood") and Copter Acquisition Corp. ("Copter"), a wholly owned subsidiary of Westwood, entered into an Agreement and Plan of Merger, pursuant to which Copter will be merged with and into the Company (the "Merger") with the Company surviving the Merger as a wholly-owned subsidiary of Westwood. Upon consummation of the Merger, each outstanding share of the Company's common stock and Series A convertible preferred stock will entitle the holder thereof to 1.5 shares of Westwood common stock and preferred stock, respectively. The Merger is subject to stockholder approval of both the Company and Westwood. Although there can be no assurance, the Company expects that the Merger will be consummated in the third quarter or early fourth quarter of 1999.

3.       RELATED PARTY TRANSACTIONS

         Prior to the October 1996 Public Offering, the Company entered into certain reciprocal arrangements with unrelated third parties as a result of which the Company received goods and services for the benefit of the controlling shareholder. The reciprocal arrangements obligate the Company to provide commercial airtime, provide other goods and services, and make cash disbursements to such third parties in exchange for the goods and services received by the Company. The dollar values of such arrangements have typically been calculated based upon the Company's estimate of the fair market value of the commercial airtime inventory involved on a basis similar to others in the broadcast industry. As of June 30, 1999, the Company was obligated to provide approximately $418,000 of commercial airtime, goods and services and cash under these reciprocal arrangements.


4.       Earning Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted computations for the quarters and six months ended June 30, 1999 and 1998 (in thousands, except per share data).


                                                                                For the Quarters Ended
                                                                       ------------------------------------------
                                                                                      Weighted
                                                                                   Average Shares       Per Share
                                                                      Income        Outstanding           Amount
                                                                     --------       -----------          --------

           June 30, 1999:
           Basic EPS
           Income available to common stockholders                   $  7,066            16,729          $   0.42

           Effect of Dilutive Securities
           Options                                                         --               649               .01
                                                                     --------       -----------          --------
           Diluted EPS
           Income available to stockholders plus assumed conversion  $  7,066            17,378          $   0.41
                                                                     ========       ===========          ========

           June 30, 1998:
           Basic EPS
           Income available to common stockholders                   $  5,573            16,588          $   0.34


           Effect of Dilutive Securities
           Options                                                         --               377               .01
                                                                     --------       -----------          --------
           Diluted EPS
           Income available to stockholders plus assumed conversion  $  5,573            16,965          $   0.33
                                                                     ========       ===========          ========



                                                                               For the Six Months Ended
                                                                               ------------------------
           June 30, 1999:
           Basic EPS
           Income available to common stockholders                   $  8,741            16,707          $   0.52

           Effect of Dilutive Securities
           Options
                                                                           --               628               .02
                                                                     --------       -----------          --------
           Diluted EPS
           Income available to stockholders plus assumed conversion  $  8,741            17,335              0.50
                                                                     ========       ===========          ========

           June 30, 1998:
           Basic EPS
           Income available to common stockholders                   $  7,027            16,588          $   0.42


           Effect of Dilutive Securities
           Options                                                         --               339                --
                                                                     --------       -----------          --------
           Diluted EPS
           Income available to stockholders plus assumed conversion  $  7,027            16,927          $   0.42
                                                                     ========       ===========          ========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999



RESULTS OF OPERATIONS

         Revenues increased by $6.3 million to $49.3 million, or 14.9%, in the second quarter of 1999 and $14.0 million to $91.3 million, or 18.1%, for the first six months of 1999. The increase in revenue is primarily due to increased sales of commercial airtime inventory. Revenues from reciprocal agreements were $2.6 million and $4.8 million in the second quarter and first six months of 1999, compared to $1.7 million and $3.8 million for the same periods of last year. As a percentage of total revenues, revenues from reciprocal agreements increased to 5.3% of total revenues in the second quarter and first six months of 1999 compared to 3.9% and 4.9% for the same periods last year.

         Total operating costs (broadcasting and marketing costs) increased by $3.9 million to $32.1 million, or 13.6%, and $10.4 million to $65.7 million, or 18.9%, respectively, in the second quarter and first six months of 1999, when compared to the same periods last year. As a percentage of revenues, total operating costs were 65.1% and 72.0% in the second quarter and first six months of 1999, compared to 65.8% and 71.5% for the same periods last year. The increase in costs are primarily due to the Company's continued development of its Metro Source product, Expanded Radio Services, Metro Television Services and various acquisitions which the Company completed in 1998.

         General and administrative expenses decreased by $.6 million to $2.5 million, or 19.7%, and $.4 million to $5.5 million, or 5.2%, respectively, in the second quarter and first six months of 1999 when compared to the same period last year. As a percentage of revenues, general and administrative expenses decreased to 5.1% and 6.1% in the second quarter and first six months of 1999, compared to 7.3% and 7.6% for the same period last year.

         Earnings before interest income, interest expense, other, taxes, depreciation and amortization (EBITDA) increased by $3.1 million, or 27.3%, to $14.7 million in the second quarter compared to $11.5 million in second quarter of 1998. For the six months ended June 30, 1999, EBITDA increased approximately $3.8 million, or 24.0% to $20.0 million, compared to $16.2 million for the same period last year. The increase in EBITDA was primarily attributable to continued revenue growth. EBITDA as a percentage of revenue was 29.8% and 21.9% for the second quarter and six months ended June 30, 1999, respectively.

         The Company recorded second quarter 1999 net income of $7.1 million, compared to $5.6 million in the second quarter of 1998, or an increase of 26.8%. Diluted earnings per share for the three months and six months ended June 30, 1999 were $.41 and $.50, respectively.

FINANCIAL CONDITION

         Cash and cash equivalents increased $6.6 million from $21.2 million to $27.8 million for the six months ended June 30, 1999. Cash provided by operating activities increased $6.9 million to $8.8 million for the six months ended June 30, 1999, when compared to the same period last year, primarily due to changes in operating assets and liabilities as well as increased earnings for the period. Cash used for investing activities decreased by $4.1 million to $4.1 million for the first six months of 1999 when compared to the same period last year, primarily due to a decrease in acquisitions of companies and capital purchases of property and equipment. Cash provided by financing activities increased by $1.6 million, primarily due to the issuance of common stock associated with the exercise of stock options.

         The maximum aggregate permitted borrowings under the Credit Agreement is $27.0 million. As of June 30, 1999, the Company had no debt outstanding under the Credit Agreement.

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

      The Company is currently preparing contingency plans to identify and handle its worst case scenarios. It expects to complete the plans by October 31, 1999 in conjunction with the completion of its assessment, remediation, testing and certification phases.

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

         Item 4.     Submission of Matters to a Vote of Security Holders

                     On June 9, 1999, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected two Class III Directors to serve until the 2002 annual meeting. The results of the voting were as follows:

                     NAME                   FOR                        WITHHELD

                     Shane E. Coppola       17,210,345                 41,951
                     James A. Arcara        17,210,355                 41,941
                     Dennis F. Holt         17,210,355                 41,941

                     The remaining directors of the Company are David I. Saperstein, Charles I. Bortnick, Gary L. Worobow, Kenin H. Spivak and Robert M. Miggins.

                     In addition, the shareholders ratified and approved the appointment of KPMG LLP, for the fiscal year ended December 31, 1999. The results of the voting were as follows:

                     FOR                    AGAINST           WITHHELD

                     17,245,804              6,178            314

         Item 6.      Exhibits and Reports on Form 8-K

                      Exhibit
                         No.
                      -------
                       27.1    Financial Data Schedule.

                               A current report on Form 8-K (Item 5) dated June 1, 1999, regarding the merger of the Company with Westwood One, Inc. and Copter Acquisition Corp., a wholly owned subsidiary of Westwood.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 METRO NETWORKS, INC.

                                                     (Registrant)


Dated:   August 10, 1999            By:            /S/Timothy D. McMillin
      ------------------                           ----------------------
                                                   Timothy D. McMillin
                                                   Senior Vice President
                                                   Chief Financial Officer

                                           (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                 EXHIBIT INDEX


Exhibit
  No.
-------
 27.1                          Financial Data Schedule.

                               A current report on Form 8-K (Item 5) dated June 1, 1999, regarding the merger of the Company with Westwood One, Inc. and Copter Acquisition Corp., a wholly owned subsidiary of Westwood.